Form 10-K
period 2004-12-31
CRESCENT FINANCE CO; CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2005-03-29
CIK 1174272, 1010958

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-42293

                                               333-89194-01

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CRESCENT FINANCE COMPANY *

      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       75-2531304
           DELAWARE                                       42-1536518

-----------------------------------      ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

              777 Main Street, Suite 2100, Fort Worth, Texas 76102

--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (817) 321-2100

Securities registered pursuant to Section 12 (b) of the Act:              None
Securities registered pursuant to Section 12 (g) of the Act:              None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES [X]       NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                           YES [X]       NO [ ]

As of June 30, 2004, the aggregate market value of the 2,234,159 units of limited partnership interest held by non-affiliates of the registrant was approximately $72.0 million, based on the closing price on the New York Stock Exchange of $16.12 for common shares of beneficial interest of Crescent Real Estate Equities Company. Each unit is exchangeable for two common shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Crescent Real Estate Equities Company's 2005 Annual Meeting of Shareholders to be held in May 2005 are incorporated by reference into Part III.

* Crescent Finance Company meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                            PAGE
                                              PART I.

Item 1.   Business........................................................................    3
Item 2.   Properties......................................................................   13
Item 3.   Legal Proceedings...............................................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.............................   23

                                             PART II.

Item 5.   Market for Registrant's Common Equity and Related Unitholder Matters............   24
Item 6.   Selected Financial Data.........................................................   25
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations...................................................................   26
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................   60
Item 8.   Financial Statements and Supplementary Data.....................................   61
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................................  121
Item 9A.  Controls and Procedures.........................................................  121
Item 9B.  Other Information...............................................................  126

                                            PART III.

Item 10.  Trust Managers and Executive Officers of the Registrant.........................  126
Item 11.  Executive Compensation..........................................................  126
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
          Unitholder Matters..............................................................  126
Item 13.  Certain Relationships and Related Transactions..................................  126
Item 14.  Principal Accountant Fees and Services..........................................  126

                                             PART IV.

Item 15.  Exhibits and Financial Statement Schedules......................................  127

                                     PART I

ITEM 1. BUSINESS

      References to "we," "us," "our" and "the Operating Partnership" refer to Crescent Real Estate Equities Limited Partnership, and, unless the context otherwise requires, our direct and indirect subsidiaries; "Crescent" refers to Crescent Real Estate Equities Company and "the General Partner" refers to Crescent Real Estate Equities, Ltd., our sole general partner.

                            THE OPERATING PARTNERSHIP

      We were formed under the terms of a limited partnership agreement dated February 9, 1994. We are controlled by Crescent through Crescent's ownership of all of the outstanding stock of our General Partner, which owns a 1% general partner interest in us. In addition, Crescent owns an approximately 82% limited partner interest in us, with the remaining approximately 17% limited partner interest held by other limited partners.

      All of our limited partners, other than Crescent, own, in addition to limited partner interests, units. Each unit generally entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of Crescent or, at Crescent's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of December 31, 2004, Crescent's approximately 82% limited partner interest has been treated as equivalent, for purposes of this report, to 49,107,627 units and the remaining approximately 17% limited partner interest has been treated as equivalent, for purposes of this report, to 10,535,139 units. In addition, Crescent's 1% general partner interest has been treated as equivalent, for purposes of this report, to 602,452 units.

      Crescent owns its assets and carries on its operations and other activities through us and our subsidiaries. Our limited partnership agreement acknowledges that all of Crescent's operating expenses are incurred for our benefit and provides that we will reimburse Crescent for all such expenses.

      Crescent Finance Company, a Delaware corporation wholly-owned by us, was organized in March 2002 for the sole purpose of acting as co-issuer with us of $375.0 million aggregate principal amount of 9.25% senior notes due 2009. Crescent Finance Company does not conduct operations of its own.

      At December 31, 2004, our assets and operations were divided into four investment segments as follows:

  -   Office Segment;

  -   Resort/Hotel Segment;

  -   Residential Development Segment; and

  -   Temperature-Controlled Logistics Segment.

      Within these segments, we owned in whole or in part the following real estate assets, which we refer to as the Properties:

      - THE OFFICE SEGMENT consisted of 78 office properties, which we refer to as the Office Properties, located in 29 metropolitan submarkets in eight states, with an aggregate of approximately 31.6 million net rentable square feet. Fifty-seven of the Office Properties are wholly-owned and twenty-one are owned through joint ventures, two of which are consolidated and nineteen of which are unconsolidated.

      - THE RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Seven of the Resort/Hotel Properties are wholly-owned and one is owned through a joint venture that is consolidated.

      - THE RESIDENTIAL DEVELOPMENT SEGMENT consisted of our ownership of common stock representing interests of 98% to 100% in four residential development corporations. These Residential Development Corporations, through partnership arrangements, owned in whole or in part 23 upscale residential development properties, which we refer to as the Residential Development Properties.

      - THE TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of December 31, 2004, AmeriCold operated 103 facilities, of which 87 were wholly-owned, one was partially-owned and fifteen were managed for outside owners. The 88 owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 443.7 million cubic feet (17.6 million square feet) of warehouse space. AmeriCold also owned two quarries and the related land.

      See Note 3, "Segment Reporting," included in Item 8, "Financial Statements and Supplementary Data," for a table showing selected financial information for each of these investment segments for the years ended December 31, 2004, 2003, and 2002, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of these investment segments at December 31, 2004 and 2003.

      See Note 1, "Organization and Basis of Presentation," included in Item 8, "Financial Statements and Supplementary Data," for a table that lists the principal subsidiaries of the Operating Partnership and the properties owned by such subsidiaries.

      See Note 9, "Investments in Unconsolidated Companies," included in Item 8, "Financial Statements and Supplementary Data," for a table that lists our ownership in significant unconsolidated joint ventures and investments as of December 31, 2004.

                       BUSINESS OBJECTIVES AND STRATEGIES

BUSINESS OBJECTIVES

      Our primary business objective is to be the recognized leader in real estate investment management of premier commercial office assets and to allocate capital to high-yielding resort and residential real estate. We strive to provide an attractive return on equity to Crescent's shareholders and our unitholders, through our focus on increasing earnings, cash flow growth and predictability, and continually strengthening our balance sheet. We also strive to attract and retain the best talent available, to align their interests with the interests of Crescent's shareholders and our unitholders and to empower management through the development and implementation of a cohesive set of operating, investing and financing strategies.

OPERATING STRATEGIES

      We seek to enhance our operating performance by distinguishing ourselves as the recognized leader in real estate investment management of premier commercial office assets.

      Our operating strategies include:

      - using our operating platform to provide superior asset management services to institutional partners in our joint venture office assets;

      -     operating the Office Properties as long-term investments;

      -     providing exceptional customer service;

      - increasing occupancies, rental rates and same-store net operating income while continuing to limit tenant concessions to market levels;

      -     capitalizing on economies of scale through dominant market position;
            and

      - emphasizing brand recognition of our Class A Office Properties and luxury and destination fitness resorts and spas.

INVESTING STRATEGIES

      We focus on investment opportunities primarily within the Office Segment in markets considered "demand-driven," or metropolitan areas expected to enjoy significant long-term employment and office demand growth. These investment opportunities are evaluated in light of our long-term investment strategy of investing in assets within markets with at least above national average economic expansion rates combined with significant office development supply constraints. We also focus on allocating capital in businesses which have experienced operators, particularly in premier residential development and resort real estate. Investment opportunities are expected to provide growth in earnings and cash flow after applying management skills, renovation and expansion capital and strategic vision.

      Our investment strategies include:

      - capitalizing on strategic acquisition opportunities, including acquisitions with joint venture capital resources, primarily within our investment segments;

      - continually evaluating existing portfolio for potential joint-venture opportunities with institutional partners;

      - continually reviewing opportunities to maximize returns on assets through strategic dispositions of assets based on current and prospective market valuations;

      - allocating capital to residential development partners for opportunities that increase return on equity and add diversification to our portfolio;

      - investing in real estate-related securities and mezzanine debt to maximize returns on excess capital; and

      - evaluating future repurchases of Crescent's common shares, considering stock price, cost of capital, alternative investment options and growth implications.

FINANCING STRATEGIES

      We employ a disciplined set of financing strategies to fund our operating and investing activities.

      Our financing strategies include:

      - funding operating expenses and capital expenditures, debt service payments and distributions to Crescent's shareholders and our unitholders primarily through our cash flow from operations as well as return of capital from the Residential Development Segment;

      - taking advantage of market opportunities to refinance existing debt to reduce interest costs, maintaining a conservative debt maturity schedule and expanding our lending group;

      - minimizing our exposure to market changes in interest rates through fixed rate debt and interest rate swaps to limit floating rate debt; and

      - utilizing a combination of debt, equity, joint venture capital and strategic asset disposition alternatives to finance acquisition and development opportunities.

                              AVAILABLE INFORMATION

      You can find Crescent's website on the Internet at www.crescent.com. Crescent provides free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.

      We do not maintain a separate website and our reports are not included on Crescent's website. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports can be found at the SEC's website on the Internet at www.sec.gov.

                                    EMPLOYEES

      As of March 2, 2005, we had approximately 747 employees. None of these employees are covered by collective bargaining agreements. We consider our employee relations to be good.

                                   TAX STATUS

      We are the Operating Partnership of Crescent Real Estate Equities Company, which has elected to be taxed as a REIT under Sections 856 through 860 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and operate in a manner intended to enable it to continue to qualify as a REIT. As a REIT, Crescent generally will not be subject to corporate federal income tax on net income that it currently distributes to its shareholders, provided that it satisfies certain organizational and operational requirements including the requirement to distribute at least 90% of its REIT taxable income to its shareholders each year. If Crescent fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Crescent is subject to certain state and local taxes.

      We have elected to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may perform additional services for our tenants and may engage in any real estate or non-real estate business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

                              ENVIRONMENTAL MATTERS

      We and our Properties are subject to a variety of federal, state and local environmental, health and safety laws, including:

      - Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA");

      -     Resource Conservation & Recovery Act;

      -     Clean Water Act;

      -     Clean Air Act;

      -     Toxic Substances Control Act; and

      -     Occupational Safety & Health Act.

      The application of these laws to a specific property that we own will be dependent on a variety of property-specific circumstances, including the former uses of the property and the building materials used at each property. Under certain environmental laws, principally CERCLA and comparable state laws, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. They may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs such parties incur in connection with the contamination, whether or not the owner or operator knew of, or was responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site also may be liable under certain environmental laws and common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

      Our compliance with existing environmental, health and safety laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an effect in the future. To further protect our financial interests regarding environmental matters, we have in place a Pollution and Remediation Legal Liability insurance policy which will respond in the event of certain future environmental liabilities. In addition, we are not aware of any outstanding or future material costs or liabilities due to environmental contamination at properties we currently own or owned in the past. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

                                INDUSTRY SEGMENTS

                                 OFFICE SEGMENT

OWNERSHIP STRUCTURE

      As of December 31, 2004, we owned or had an interest in 78 Office Properties located in 29 metropolitan submarkets in eight states, with an aggregate of approximately 31.6 million net rentable square feet. As lessor, we have retained substantially all of the risks and benefits of ownership of the Office Properties and account for the leases of our 59 consolidated Office Properties as operating leases. Fifty-seven of the Office Properties are wholly-owned and twenty-one are owned through joint ventures, two of which are consolidated and nineteen of which are unconsolidated. Additionally, we provide management and leasing oversight services for all of our Office Properties.

RECENT DEVELOPMENTS

JOINT VENTURES

      During the year ended December 31, 2004, we contributed Office Properties (Houston Center, Post Oak Central, The Crescent, Fountain Place and Trammell Crow Center) to limited partnerships in which we have a 23.85% interest. Subsequent to December 31, 2004, we contributed 1301 McKinney Street and an adjacent parking garage to a limited partnership in which we have a 23.85% interest.

PURCHASES

      During the year ended December 31, 2004, we purchased the following office properties:

      -     Peakview Tower in Denver, Colorado;

      -     1301 McKinney Street in Houston, Texas;

      -     One Live Oak in Atlanta, Georgia;

      -     The Alhambra in Miami, Florida;

      -     Dupont Centre in Irvine, California;

      - Six Office Properties and seven retail parcels within Hughes Center in Las Vegas, Nevada.

      Subsequent to December 31, 2004, we purchased the Exchange Building in Seattle, Washington.

SALES

      During the year ended December 31, 2004, we sold the following office properties:

      -     12404 Park Central in Dallas, Texas;

      -     5050 Quorum in Dallas, Texas;

      -     Addison Tower in Dallas, Texas;

      -     Ptarmigan Place in Denver, Colorado;

      -     Liberty Plaza in Dallas, Texas;

      -     1800 West Loop South in Houston, Texas.

      Subsequent to December 31, 2004, we sold Albuquerque Plaza in Albuquerque, New Mexico.

MARKET INFORMATION

      The Office Property portfolio reflects our research-driven strategy of investing in first-class assets within markets that have significant potential for long-term rental growth. Within our selected submarkets, we have focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. Consistent with our long-term investment strategies, we have sought new acquisitions that have strong economic returns based on in-place tenancy and/or strong value-creation potential given the market and our core competencies. Moreover, we have also sought assets with dominant positions within their markets and submarkets due to quality and/or location which mitigates the risk of market volatility. Accordingly, management's long-term investment strategy not only demands an acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects. We apply a well-defined leasing strategy in order to capture the potential rental growth in our portfolio of Office Properties from occupancy gains within the markets and the submarkets in which we have invested.

      In selecting the Office Properties, our research has analyzed demographic, economic and market data to identify metropolitan areas expected to enjoy significant long-term employment and office demand growth. The markets in which we are currently invested are projected to continue to exceed national employment and population growth rates, as illustrated in the following table. In addition, we consider these markets "demand-driven". Our research-based office investment strategy also includes metropolitan regions with at least above national average economic expansion rates combined with significant office development supply constraints. Additionally, our investment strategy seeks geographic and regional economic diversification within the universe of markets expected to experience excellent economic and office demand growth.

      PROJECTED POPULATION GROWTH AND EMPLOYMENT GROWTH FOR ALL OPERATING PARTNERSHIP MARKETS

                                       POPULATION      EMPLOYMENT
                                         GROWTH          GROWTH
METROPOLITAN STATISTICAL AREA           2005-2007       2005-2007
-----------------------------          ----------      ----------
Atlanta, GA                                7.5             7.4
Austin, TX                                 9.1             9.8
Colorado Springs, CO                       5.2             4.9
Dallas, TX                                 6.4             6.7
Denver, CO                                 4.1             5.1
Fort Worth, TX                             6.5             6.6
Houston, TX                                5.1             5.8
Las Vegas, NV                             11.6             8.2
Miami, FL                                  3.0             4.5
Orange County, CA                          4.1             6.0
Phoenix, AZ                                7.9             8.6
San Diego, CA                              5.6             6.5
Seattle, WA                                4.3             7.8
United States                              2.8             4.3

-------------------------
Source: Economy.com, Inc. Data represents total percentage change for years 2005, 2006 and 2007.

      Our major office markets, which include Dallas, Houston, Austin, Denver, Miami, and Las Vegas, currently enjoy rising employment and are among the leading metropolitan areas for population and employment growth over the next three years.

              UNEMPLOYMENT RATES FOR OPERATING PARTNERSHIP MARKETS

                     AS OF DECEMBER 31,
                    -------------------
MARKET              2004          2003
-------------       -----         -----
United States       5.4 %         6.0 %
Texas               5.4           6.0
Dallas              5.5           6.1
Houston             5.5           6.1
Austin              4.0           4.8
Denver              5.1           6.0
Miami               5.4           6.2
Las Vegas           3.5           4.5

-----------------------
Source: U.S. Bureau of Labor Statistics and Texas Workforce Commission

      The market performance of all of our office markets improved in 2004. Occupancy rose and economic net absorption (the measure of office demand) turned positive in almost all the markets. The statistics for the Houston market did not reflect improvement based on annual performance, but in the second half of 2004, Houston did experience positive net absorption and occupancy improvement. The Texas and Denver markets are still soft but have shown signs of recovery. The Miami market remains healthy, and the Las Vegas market is one of the best office markets in the country.

   OFFICE MARKET ABSORPTION AND OCCUPANCY FOR OPERATING PARTNERSHIP MARKETS(1)

                  ECONOMIC NET                ECONOMIC NET
                   ABSORPTION                  ABSORPTION              ECONOMIC          ECONOMIC
                  ALL CLASSES                    CLASS A              OCCUPANCY          OCCUPANCY
                (IN SQUARE FEET)            (IN SQUARE FEET)         ALL CLASSES          CLASS A
             -----------------------   ------------------------    --------------     ---------------
  MARKET       2004          2003         2004          2003        2004     2003      2004      2003
---------    ---------   -----------   ----------   -----------    -----    -----     -----     -----
Dallas       1,075,000   (4,161,000)     917,000      (830,000)    75.2%    74.7%     79.3%     78.3%
Houston         75,000   (1,972,000)    (345,000)   (1,010,000)    82.8%    83.0%     84.2%     84.8%
Austin         961,000   (1,532,000)     991,000      (363,000)    82.3%    80.4%     82.1%     77.5%
Denver          13,000   (1,884,000)     493,000       (19,000)    81.7%    82.2%     82.3%     81.5%
Miami        1,318,000      252,000    1,036,000       291,000     89.0%    87.1%     85.0%     81.4%
Las Vegas    1,892,000      928,000      615,000       154,000     88.8%    87.4%     91.1%     90.4%

-----------------------
Sources: CoStar Group (Dallas, Houston, Austin, Denver); Jones Lang LaSalle (Miami); Grubb & Ellis Las Vegas (Las Vegas).

(1) Economic net absorption and economic occupancy exclude sublet space.

      One of the reasons for the improved occupancy in 2004 is that most markets have relatively low levels of construction activity. Therefore, all positive net absorption translates directly into higher occupancy rates. The only market that has significant construction (relative to its size) is Las Vegas, and its occupancy levels demonstrate that this space, which is almost all Class B, is being readily absorbed.

      OFFICE MARKET CONSTRUCTION ACTIVITY FOR OPERATING PARTNERSHIP MARKETS

                         OFFICE SPACE            OFFICE SPACE        OFFICE SPACE
                         COMPLETIONS              COMPLETIONS            UNDER
                         ALL CLASSES                CLASS A          CONSTRUCTION
(in square feet)    ----------------------    --------------------   ------------
    MARKET             2004         2003        2004        2003         2004
----------------    ---------    ---------    -------    ---------   ------------
Dallas                350,000      561,000    181,000      498,000      408,000
Houston               453,000    1,974,000    166,000    1,633,000      641,000
Austin                192,000      791,000     74,000      671,000       37,000
Denver                691,000      842,000    186,000      521,000      635,000
Miami               1,092,000      748,000    931,000      642,000      227,000
Las Vegas           1,296,000    1,018,000    210,000      139,000    1,488,000

-----------------------
Sources: CoStar Group (Dallas, Houston, Austin, Denver); Jones Lang LaSalle (Miami); Colliers International and Restrepo Consulting Group, LLC (Las Vegas).

COMPETITION

      Our Office Properties, primarily Class A properties located within the southwest, individually compete against a wide range of property owners and developers, including property management companies and other REITs, that offer space in similar classes of office properties (specifically Class A and Class B properties). A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on our ability to lease space and maintain or increase occupancy or rents in our existing Office Properties. We believe, however, that the quality services and individualized attention that we offer our tenants, together with our active preventive maintenance program and superior building locations within markets, enhance our ability to attract and retain tenants for our Office Properties. In addition, as of December 31, 2004, on a weighted average basis, we owned approximately 14.7% of the Class A office space in the 29 submarkets in which we owned Class A office properties, and 23.1% of the Class B office space in the one submarket in which we owned Class B office properties. Management believes that ownership of a significant percentage of office space in a particular market reduces property operating expenses, enhances our ability to attract and retain tenants and potentially results in increases in our net income.

DIVERSIFIED TENANT BASE

      Our top five tenants accounted for approximately 13% of our total Office Segment revenues as of December 31, 2004. The loss of one or more of our major tenants would have a temporary adverse effect on our financial condition and results of operations until we are able to re-lease the space previously leased to these tenants. Based on rental revenues from office leases in effect as of December 31, 2004, no single tenant accounted for more than 6% of our total Office Segment revenues for 2004.

                              RESORT/HOTEL SEGMENT

OWNERSHIP STRUCTURE

      As of December 31, 2004, we owned or had an interest in eight Resort/Hotel Properties. We hold one of the Resort/Hotel Properties, the Fairmont Sonoma Mission Inn & Spa, through a joint venture arrangement, pursuant to which we own an 80.1% interest in the limited liability company that owns the property. The remaining Resort/Hotel Properties are wholly-owned.

      Seven of the Resort/Hotel Properties are leased to taxable REIT subsidiaries that we own or in which we have an interest. The Omni Austin Hotel is leased to HCD Austin Corporation, an unrelated third party. Third party operators manage all of the Resort/Hotel Properties.

RECENT DEVELOPMENTS

CANYON RANCH

      On January 18, 2005, we formed two new entities, which we collectively refer to as Canyon Ranch, with the founders of Canyon Ranch. As a result, all Canyon Ranch assets are held 48% by us and 52% by its founders. The assets contributed or sold to Canyon Ranch by the equity owners comprise the following:

   -  Canyon Ranch Tucson and Canyon Ranch Lenox Destination Resorts;

   -  Canyon Ranch SpaClub at the Venetian Resort in Las Vegas;

   -  Canyon Ranch SpaClub on the Queen Mary 2 ocean liner;

   -  Canyon Ranch Living Community in Miami, Florida;

   -  Canyon Ranch SpaClub at the Gaylord Palms Resort in Kissimee, Florida;

   -  All Canyon Ranch trade names and trademarks;

   -  Resort management contracts.

      As part of the transaction, Canyon Ranch completed a private placement of $110 million of Mandatorily Redeemable Convertible Preferred Membership units and completed a $95 million mortgage financing. As a result of these transactions, we received approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the properties and to pay down our credit facility.

HYATT REGENCY HOTEL

      On October 19, 2004, we completed the sale of the Hyatt Regency Hotel in Albuquerque, New Mexico.

MARKET INFORMATION

      Lodging demand is highly dependent upon the global economy and volume of business travel as well as leisure travel. The hospitality market began to soften in early 2001 as the national economy went into recession. In 2001 and 2002, the industry experienced declines in occupancy, room rates, and revenue per available room (RevPAR is a combination of occupancy and room rates and is the chief measure of hotel market performance). Leisure travel recovered slightly in 2003, but business travel remained weak. As a result, market conditions were flat in 2003. In 2004, not only did leisure travel rise, but business travel increased for the first time since 2000. The result for the entire industry was a 2.2 percentage point increase in occupancy to 61.3%, a 4.0% increase in average daily room rates (ADR), and a 7.8% increase in RevPAR. In 2004, for the luxury section of the industry, the most comparable to our portfolio, hotel occupancy rose 3.4 percentage points to 68%, ADR increased 5.2%, and RevPAR increased 10.8%.

COMPETITION

      We believe that our luxury and destination fitness resorts and spas are unique properties due to location, concept and high replacement cost, all of which create barriers for competition to enter. However, the luxury and destination fitness resorts and spas do compete against business-class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world. Our upscale business class Resort/Hotel Properties in Denver, Austin and Houston are business and convention center hotels that compete against other business and convention center hotels.

                         RESIDENTIAL DEVELOPMENT SEGMENT

OWNERSHIP STRUCTURE

      As of December 31, 2004, we owned common stock representing interests of 98% to 100% in four Residential Development Corporations, which in turn, through joint ventures or partnership arrangements, owned in whole or in part 23 Residential Development Properties. The Residential Development Corporations are responsible for the continued development and the day-to-day operations of the Residential Development Properties.

RECENT DEVELOPMENTS

      On September 14, 2004, we completed the sale of Breckenridge Commercial Retail Center in Breckenridge, Colorado.

      On October 21, 2004, we entered into a partnership agreement with affiliates of JPI Multi-Family Investments, L.P. to develop a multi-family luxury apartment project in Dedham, Massachusetts. We funded $13.3 million, or 100% of the equity, and received a limited partnership interest which earns a preferred return and a profit split above the preferred return hurdle.

COMPETITION AND MARKET INFORMATION

      Our Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. Management believes that Desert Mountain and the properties owned by CRDI, representing our most significant investments in Residential Development Properties, contain certain features that provide competitive advantages to these developments.

      Desert Mountain, a luxury residential and recreational private community in Scottsdale, Arizona, offers six 18-hole Jack Nicklaus signature golf courses with adjacent clubhouses. Management believes Desert Mountain has few direct competitors due in part to the superior environmental attributes and the amenity package that Desert Mountain offers to its members. Sources of competition come from the resale market of existing lots and homes within Desert Mountain and from a few smaller projects in the area. In addition, Desert Mountain has a superior amenity package and future residential golf development in the Scottsdale area is limited due to the lack of water available for golf course use.

      CRDI invests primarily in mountain resort residential real estate in Colorado and California, and residential real estate in downtown Denver, Colorado. Management believes that the Properties owned by CRDI have limited direct competitors because the projects' locations are unique, land availability is limited, and development rights are restricted in most of these locations.

      Residential development demand is highly dependent upon the national economy, mortgage interest rates and home sales. As the economy showed signs of improvement in 2004, we generally saw improved activity, absorption, and pricing in all regions of our residential investments.

                    TEMPERATURE-CONTROLLED LOGISTICS SEGMENT

OWNERSHIP STRUCTURE

      As of December 31, 2004, the Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. AmeriCold operates 103 facilities, of which 87 are wholly-owned, one is partially-owned and fifteen are managed for outside owners. The 88 owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, have an aggregate of approximately 443.7 million cubic feet (17.6 million square feet) of warehouse space. AmeriCold also owns two quarries and the related land.

RECENT DEVELOPMENTS

      On November 18, 2004, Vornado Crescent Portland Partnership, or VCPP, the partnership through which we owned our 40% interest in AmeriCold, sold a 20.7% interest in AmeriCold to The Yucaipa Companies for $145.0 million, resulting in a gain of approximately $12.3 million, net of transaction costs, to us. In addition, Yucaipa will assist in the management of AmeriCold and may earn a promote of up to 20% of the increase in value through December 31, 2007. The promote is payable out of the remaining outstanding common shares in AmeriCold, including the common shares held by us, and limited to 10% of these remaining common shares.

      Immediately following this transaction, VCPP dissolved and, after the payment of all of its liabilities, distributed its remaining assets to its partners. The assets distributed to us consisted of common shares, representing an approximately 31.7% interest in AmeriCold, cash of approximately $34.3 million and a note receivable of approximately $8.0 million.

      On November 4, 2004, AmeriCold purchased 100% of the ownership interests in its tenant, AmeriCold Logistics, for approximately $47.7 million. The purchase was funded by a contribution from AmeriCold's owner, VCPP, which funded its contribution through a loan from our partner, Vornado Realty, L.P. On November 4, 2004, AmeriCold also purchased 100% of the ownership interests in Vornado Crescent and KC Quarry, L.L.C., or VCQ, for approximately $24.9 million. AmeriCold used a cash contribution from its owner, of which our portion was approximately $9.9 million, to fund the purchase. As a result of our 56% ownership interest in VCQ, we received proceeds from the sale of VCQ of approximately $13.2 million.

      On February 5, 2004, AmeriCold completed a $254.4 million mortgage financing with Morgan Stanley Mortgage Capital Inc., which resulted in a cash distribution to us of $90.0 million.

BUSINESS AND INDUSTRY INFORMATION

      AmeriCold provides the food industry with refrigerated warehousing, transportation management services and other logistical services. The Temperature-Controlled Logistics Properties consist of production, distribution and public facilities. In addition, AmeriCold manages facilities owned by its customers for which it earns fixed and incentive fees. Production facilities differ from distribution facilities in that they typically serve one or a small number of customers located nearby. These customers store large quantities of processed or partially processed products in the facility until they are further processed or shipped to the next stage of production or distribution. Distribution facilities primarily serve customers who store a wide variety of finished products to support shipment to end-users, such as food retailers and food service companies, in a specific geographic market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use public facilities to store capacity overflow from their production facilities or warehouses. These facilities also provide a number of additional services such as blast freezing, import/export and labeling.

      AmeriCold provides supply chain management solutions to food manufacturers and retailers who require multi-temperature storage, handling and distribution capability for their products. Service offerings include comprehensive transportation management, supply chain network modeling and optimization, consulting and grocery retail-based distribution strategies such as multi-vendor consolidation, direct-store delivery (DSD) and seasonal product distribution. AmeriCold's technology provides food manufacturers with real time detailed inventory information via the Internet.

      AmeriCold's customers consist primarily of national, regional and local food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold's largest customers includes:

                                            PERCENTAGE OF
                                             2004 REVENUE
                                            -------------
H.J. Heinz Company                             16.0  %
ConAgra Foods, Inc.                            11.3
Altria Group Inc. (Kraft Foods)                 6.7
Sara Lee Corp.                                  5.0
Tyson Foods, Inc.                               4.0
General Mills, Inc.                             3.9
Schwan Corp.                                    3.4
McCain Foods, Inc.                              3.2
Jack in the Box                                 1.6
J.R. Simplot Company                            1.6
Other                                          43.3
                                               ----
TOTAL                                           100  %
                                               ====

      On November 18, 2004, Tony Schnug became Chief Executive Officer of AmeriCold. Mr. Schnug is a partner of The Yucaipa Companies and was responsible for conducting due diligence of potential acquisitions and oversees management of portfolio companies on strategy and operational issues. Previously, Mr. Schnug was an executive officer of Yucaipa portfolio companies including Fred Meyer, Ralphs and Food 4 Less with responsibilities covering logistics, manufacturing and construction.

COMPETITION

      AmeriCold is the largest operator of temperature-controlled warehouse space in North America. As a result, AmeriCold does not have any competitors of comparable size. AmeriCold operates in an environment in which competition is national, regional and local in nature and in which the range of service, temperature-controlled logistics facilities, customer mix, service performance and price are the principal competitive factors.

ITEM 2. PROPERTIES

      We consider all of our Properties to be in good condition, well-maintained, suitable and adequate to carry on our business.

                                OFFICE PROPERTIES

      As of December 31, 2004, we owned or had an interest in 78 Office Properties, located in 29 metropolitan submarkets in eight states, with an aggregate of approximately 31.6 million net rentable square feet. Our Office Properties are located primarily in the Dallas and Houston, Texas, metropolitan areas. As of December 31, 2004, our Office Properties in Dallas and Houston represented an aggregate of approximately 69% of our office portfolio based on total net rentable square feet (30% for Dallas and 39% for Houston).

OFFICE PROPERTY TABLE(1)

      The following table shows, as of December 31, 2004, certain information about our Office Properties. In the table, "CBD" means central business district.

                                                                                                            WEIGHTED
                                                                                                             AVERAGE
                                                                                                              FULL-
                                                                                                             SERVICE
                                                                                                              RENTAL
                                                                                NET RENTABLE    ECONOMIC     RATE PER      OUR
                                      NO. OF                           YEAR         AREA       OCCUPANCY     OCCUPIED   OWNERSHIP
     STATE, CITY, PROPERTY          PROPERTIES      SUBMARKET        COMPLETED    (SQ. FT.)   PERCENTAGE   SQ. FT. (2)  PERCENTAGE
--------------------------------    ----------  -------------------  ---------  ------------  -----------  -----------  ----------
TEXAS
 DALLAS

   Bank One Center                       1      CBD                    1987       1,530,957    79.5  %       $ 22.07         50%
   The Crescent                          2      Uptown/Turtle Creek    1985       1,299,522    91.2            32.95         24
   Fountain Place                        1      CBD                    1986       1,200,266    94.1            21.04         24
   Trammell Crow Center                  1      CBD                    1984       1,128,331    93.6            24.92         24
   Stemmons Place                        1      Stemmons Freeway       1983         634,381    82.8            17.64        100
   Spectrum Center                       1      Quorum/Bent Tree       1983         598,250    73.8            20.38        100
   Waterside Commons                     1      Las Colinas            1986         458,906    71.0            17.80        100
   125 E. John Carpenter Freeway         1      Las Colinas            1982         446,031    82.6            21.04        100
   The Aberdeen                          1      Quorum/Bent Tree       1986         320,629   100.0            15.89        100
   MacArthur Center I & II               1      Las Colinas          1982/1986      298,161    89.0            19.91        100
   Stanford Corporate Centre             1      Quorum/Bent Tree       1985         274,684    95.5            21.14        100
   Palisades Central II                  1      Richardson             1985         237,731    95.2            20.29        100
   3333 Lee Parkway                      1      Uptown/Turtle Creek    1983         233,543    75.4            18.04        100
   The Addison                           1      Quorum/Bent Tree       1981         215,016    98.7            23.67        100
   Palisades Central I                   1      Richardson             1980         180,503    70.5            18.54        100
   Greenway II                           1      Richardson             1985         154,329   100.0            16.81        100
   Greenway I & IA                       2      Richardson             1983         146,704    49.4   (3)      14.76        100
                                        --                                       ----------    ----          -------        ---
   Subtotal/Weighted Average            19                                        9,357,944    86.2  %       $ 22.62         62%
                                        --                                       ----------    ----          -------        ---

 FORT WORTH
  Carter Burgess Plaza                   1      CBD                    1982         954,895    96.4  %       $ 18.39        100%
                                        --                                       ----------    ----          -------        ---

 HOUSTON
   Greenway Plaza                       10      Greenway Plaza       1969-1982    4,348,052    88.0  %       $ 20.69        100%
   Houston Center                        4      CBD                  1974-1983    2,955,146    90.9            20.59         24
   Post Oak Central                      3      West Loop/Galleria   1974-1981    1,279,759    92.0            20.57         24
   Five Houston Center                   1      CBD                    2002         580,875    94.9            30.45         25
   Five Post Oak Park                    1      West Loop/Galleria     1986         567,396    85.0            18.22         30
   Four Westlake Park                    1      Katy Freeway West      1992         561,065    99.6            22.75         20
   BriarLake Plaza                       1      Westchase              2000         502,410    96.3            24.18         30
   Three Westlake Park                   1      Katy Freeway West      1983         414,792    94.7            22.09         20
                                        --                                       ----------    ----          -------        ---
  Subtotal/Weighted Average             22                                       11,209,495    90.6  %       $ 21.40         54%
                                        --                                       ----------    ----          -------        ---

 AUSTIN
   816 Congress (4)                      1      CBD                    1984         433,024    73.0  %(3)    $ 21.04        100%
   301 Congress Avenue                   1      CBD                    1986         418,338    73.3            22.52         50
   Bank One Tower                        1      CBD                    1974         389,503    95.9            23.56         20
   Austin Centre                         1      CBD                    1986         343,664    75.4            20.28        100
   The Avallon                           3      Northwest            1993/1997      318,217    78.8            18.22        100
   Barton Oaks Plaza One                 1      Southwest              1986          98,955    59.8            24.04        100
                                        --                                       ----------    ----          -------        ---
   Subtotal/Weighted Average             8                                        2,001,701    78.2  %       $ 21.49         74%
                                        --                                       ----------    ----          -------        ---

 COLORADO
  Denver
   Johns Manville Plaza                  1      CBD                    1978         675,400    93.6  %       $ 19.78        100%
   707 17th Street                       1      CBD                    1982         550,805    87.4            21.03        100
   Regency Plaza                         1      Denver Technology      1985         309,862    82.9            20.18        100
   55 Madison                            1      Cherry Creek           1982         137,176    86.6            19.27        100
   The Citadel                           1      Cherry Creek           1987         130,652    95.7            25.24        100
   44 Cook                               1      Cherry Creek           1984         124,174    90.4            19.81        100
                                        --                                       ----------    ----          -------        ---
   Subtotal/Weighted Average             6                                        1,928,069    89.6  %       $ 20.54        100%
                                        --                                       ----------    ----          -------        ---
 Colorado Springs
  Briargate Office and
   Research Center                       1      Colorado Springs       1988         260,046    68.2  %       $ 16.60        100%
                                        --                                       ----------    ----          -------        ---

                                                                                                            WEIGHTED
                                                                                                            AVERAGE
                                                                                                              FULL-
                                                                                                            SERVICE
                                                                                     NET                     RENTAL
                                                                                  RENTABLE     ECONOMIC     RATE PER        OUR
                                  NO. OF                                YEAR        AREA      OCCUPANCY     OCCUPIED     OWNERSHIP
    STATE, CITY, PROPERTY       PROPERTIES       SUBMARKET           COMPLETED    (SQ. FT.)   PERCENTAGE   SQ. FT. (2)   PERCENTAGE
------------------------------  ----------  ----------------------  -----------  ----------  ------------  -----------  -----------
FLORIDA
 MIAMI
  Miami Center                      1       CBD                        1983         782,211    93.9 %      $ 30.34           40%
  Datran Center                     2       South Dade/Kendall       1986/1988      476,412    93.6          27.07          100
  The BAC - Colonnade Building      1       Coral Gables               1989         216,115    92.9          30.37          100
  The Alhambra                      2       Coral Gables             1961/1987      317,566    86.5          29.39          100
                                   --                                            ----------    ----        -------          ---
   Subtotal/Weighted Average        6                                             1,792,304    92.4 %      $ 29.31           74%
                                   --                                            ----------    ----        -------          ---

ARIZONA
  PHOENIX
  Two Renaissance Square            1       Downtown/CBD               1990         476,373    84.9 %      $ 23.94          100%
                                   --                                            ----------    ----        -------          ---

CALIFORNIA
  SAN DIEGO
  Chancellor Park                   1       University Town Centre     1988         195,733    82.4 %      $ 28.55          100%
                                   --                                            ----------    ----        -------          ---

  IRVINE
  Dupont Centre                     1       John Wayne Airport         1986         250,782    89.6 %      $ 27.52          100%
                                   --                                            ----------    ----        -------          ---

 NEVADA
  LAS VEGAS
   Hughes Center (5)                8       Central East            1986 - 1999   1,110,890    97.7 %      $ 30.89           98%
                                   --                                            ----------    ----        -------          ---

PORTFOLIO EXCLUDING PROPERTIES
HELD FOR SALE AND PROPERTIES
NOT STABILIZED                     74                                            29,538,232    88.5 % (3)  $ 22.63 (6)       67%
                                   ==                                            ==========    ====        =======          ===

PROPERTIES HELD FOR SALE
 NEW MEXICO
  ALBUQUERQUE
   Albuquerque Plaza (7)            1       CBD                        1990         366,236    84.5 %      $ 18.96          100%
                                   --                                            ----------    ----        -------          ---

PROPERTIES NOT STABILIZED
 TEXAS
  HOUSTON
   1301 McKinney St.(8)             1       CBD                        1982       1,247,061    48.1 %      $ 21.21          100%
                                   --                                            ----------    ----        -------          ---

COLORADO
  DENVER
    Peakview Tower (8)              1       Greenwood Village          2001         264,149    75.0 %      $ 23.22          100%
                                   --                                            ----------    ----        -------          ---

GEORGIA
  ATLANTA
    One Live Oak (8)                1       Buckhead                   1981         201,488    68.1 %      $ 23.13          100%
                                   --                                            ----------    ----        -------          ---

TOTAL PORTFOLIO                    78                                            31,617,166                                  69%
                                   ==                                            ==========                                 ===

----------------------------

(1) Office Property Table data is presented without adjustments to give effect to our actual ownership percentage in joint ventured properties.

(2) Calculated in accordance with GAAP based on base rent payable as of December 31, 2004, giving effect to free rent and scheduled rent increases and including adjustments for expenses payable by or reimbursable from customers.

(3) Leases have been executed at certain Office Properties but had not commenced as of December 31, 2004. If such leases had commenced as of December 31, 2004, the percent leased for Office Properties excluding held for sale properties would have been 89.8%. Properties whose percent leased exceeds economic occupancy by 5 percentage points or more are as follows:
      Greenway I & IA - 58.4% and 816 Congress - 78.6%.

(4)   816 Congress was formerly known as Frost Bank Plaza.

(5) Hughes Center consists of seven wholly-owned office properties and one joint ventured office property in which we own a 67% general partner interest.

(6) The weighted average full-service cash rental rate per square foot calculated based on base rent payable for Office Properties excluding held for sale properties as of December 31, 2004, without giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP but including adjustment for expenses paid by or reimbursed from customers, is $21.89.

(7)   We completed the disposition of Albuquerque Plaza in February 2005.

(8)   Property statistics exclude 1301 McKinney Street (acquired December 21,
      2004), Peakview Tower (acquired December 29, 2004) and One Live Oak (acquired December 15, 2004). These office properties will be included in portfolio statistics once stabilized. Stabilization is deemed to occur upon the earlier of (a) achieving 90% occupancy or (b) one year following the acquisition date.

      The following table shows, as of December 31, 2004, the principal businesses conducted by the tenants at our Office Properties, based on information supplied to us from the tenants. Based on rental revenues from office leases in effect as of December 31, 2004, no single tenant accounted for more than 6% of our total Office Segment revenues for 2004.

                                   Percent of
    Industry Sector              Leased Sq. Ft.
-------------------------        --------------
Professional Services (1)             32%
Financial Services (2)                21
Energy(3)                             19
Technology                             5
Telecommunications                     4
Manufacturing                          3
Food Service                           3
Government                             3
Retail                                 2
Medical                                2
Other (4)                              6
                                     ---
TOTAL LEASED                         100%
                                     ===

----------------------------
(1)Includes legal, accounting, engineering, architectural and advertising services.

(2)Includes banking, title and insurance and investment services.

(3)Includes oil and gas and utility companies.

(4)Includes construction, real estate and other industries.

AGGREGATE LEASE EXPIRATIONS OF OFFICE PROPERTIES

      The following tables show schedules of lease expirations for leases in place as of December 31, 2004, for our total Office Properties and for Dallas, Houston and Austin, Texas; Denver, Colorado; Miami, Florida and Las Vegas, Nevada, individually, for each of the 10 years beginning 2005.

                           TOTAL OFFICE PROPERTIES(1)

              SQUARE                      SQUARE                                                     ANNUAL
             FOOTAGE         SIGNED      FOOTAGE                                      PERCENTAGE    EXPIRING     NUMBER
               OF           RENEWALS        OF                            ANNUAL       OF ANNUAL      PER          OF
             EXPIRING         OF         EXPIRING           PERCENTAGE  FULL-SERVICE    FULL-        SQUARE     CUSTOMERS
  YEAR OF     LEASES        EXPIRING      LEASES             OF SQUARE   RENT UNDER    SERVICE       FOOTAGE     WITH
   LEASE     (BEFORE         LEASES       (AFTER             FOOTAGE      EXPIRING       RENT     FULL-SERVICE  EXPIRING
EXPIRATION   RENEWALS)        (2)        RENEWALS)           EXPIRING    LEASES (3)    EXPIRING      RENT(3)     LEASES
----------  ----------     ----------   ----------          ----------  ------------  ----------  ------------  ---------
2005         4,018,746(4)  (1,259,578)   2,759,168(4)(5)       10.7%    $ 60,347,813     10.3%    $      21.87      461
2006         2,539,559       (301,283)   2,238,276(6)           8.7       55,145,138      9.4            24.64      296
2007         2,739,463         76,435    2,815,898             10.9       63,713,617     10.9            22.63      281
2008         1,934,875         33,603    1,968,478              7.6       44,547,182      7.6            22.63      226
2009         2,487,870         48,117    2,535,987              9.8       57,735,181      9.9            22.77      226
2010         2,095,934        420,497    2,516,431              9.7       58,775,551     10.1            23.36      134
2011         1,438,847         14,789    1,453,636              5.6       34,718,839      5.9            23.88       63
2012         1,165,786         66,788    1,232,574              4.8       30,668,203      5.3            24.88       48
2013         1,446,151         93,344    1,539,495              6.0       33,852,852      5.8            21.99       43
2014         2,858,279        137,013    2,995,292             11.6       60,795,889     10.4            20.30       47
2015 and
thereafter   3,147,209        670,275    3,817,484             14.6       83,670,579     14.4            21.92       65
            ----------     ----------   ----------            -----     ------------    -----     ------------    -----
Total       25,872,719              -   25,872,719(7)         100.0%    $583,970,844    100.0%    $      22.57    1,890
            ==========     ==========   ==========            =====     ============    =====     ============    =====

----------------------
(1) Lease expiration data is presented without giving effect to our actual ownership percentage in joint ventured properties. Excludes held for sale properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2004, leases totaling 1,497,682 square feet (including renewals of 1,259,578 square feet and new leases of 238,104 square feet) have been signed and will commence during 2005. These signed leases represent approximately 37% of gross square footage expiring during 2005.

(5) Expirations by quarter are as follows: Q1: 859,269 square feet Q2: 853,232 square feet Q3: 568,988 square feet Q4: 477,679 square feet.

(6) Expirations by quarter are as follows: Q1: 540,479 square feet Q2: 488,865 square feet Q3: 505,485 square feet Q4: 703,447 square feet.

(7) Reconciliation of Occupied Square Feet to Net Rentable Area:

                                                             SQUARE
                                                              FEET
                                                           ----------
Occupied Square Footage, per 10 Year Expiration Report:    25,872,719
                          Non-revenue Generating Space:       275,504
                                                           ----------
                  Total Occupied Office Square Footage:    26,148,223
                           Total Vacant Square Footage:     3,390,009
                                                           ----------
                        Total Office Net Rentable Area:    29,538,232
                                                           ==========

                           DALLAS OFFICE PROPERTIES(1)

                                                                                             ANNUAL
              SQUARE                   SQUARE                                   PERCENTAGE  EXPIRING
             FOOTAGE       SIGNED     FOOTAGE                                       OF        PER      NUMBER
               OF         RENEWALS      OF            PERCENTAGE     ANNUAL       ANNUAL     SQUARE      OF
             EXPIRING       OF        EXPIRING            OF      FULL-SERVICE    FULL-     FOOTAGE   CUSTOMERS
  YEAR OF     LEASES      EXPIRING    LEASES            SQUARE     RENT UNDER    SERVICE      FULL-     WITH
   LEASE     (BEFORE       LEASES     (AFTER            FOOTAGE     EXPIRING      RENT       SERVICE  EXPIRING
EXPIRATION  RENEWALS)       (2)      RENEWALS)         EXPIRING    LEASES (3)    EXPIRING    RENT(3)   LEASES
----------  ---------     --------   ---------        ----------  ------------  ----------  --------  ---------
2005        1,607,787(4)  (736,163)    871,624(4)(5)     10.9%    $ 18,509,275     10.4%    $  21.24     121
2006          563,269       (8,963)    554,306(6)         6.9       13,839,468      7.7        24.97      54
2007          822,112      112,771     934,883           11.7       21,449,731     12.0        22.94      57
2008          493,335       16,140     509,475            6.4       11,448,312      6.4        22.47      58
2009          432,917        3,797     436,714            5.5       11,485,245      6.4        26.30      40
2010          716,402      231,985     948,387           11.9       23,360,283     13.1        24.63      34
2011          431,838       11,664     443,502            5.5       10,431,664      5.8        23.52      17
2012          288,698        4,485     293,183            3.7        5,942,177      3.3        20.27      18
2013          252,305      130,066     382,371            4.8        8,513,851      4.8        22.27      12
2014          743,673            -     743,673            9.3       16,069,375      9.0        21.61      14
2015 and
thereafter  1,640,574      234,218   1,874,792           23.4       37,738,399     21.1        20.13      23
            ---------     --------   ---------          -----     ------------    -----     --------     ---
Total       7,992,910            -   7,992,910          100.0%    $178,787,780    100.0%    $  22.37     448
            =========     ========   =========          =====     ============    =====     ========     ===

---------------------
(1) Lease expiration data is presented without giving effect to our actual ownership percentage in joint ventured properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2004, leases totaling 854,034 square feet (including renewals of 736,163 square feet and new leases of 117,871 square feet) have been signed and will commence during 2005. These signed leases represent approximately 53% of gross square footage expiring during 2005.

(5) Expirations by quarter are as follows: Q1: 242,092 square feet Q2: 185,443 square feet Q3: 287,116 square feet Q4: 156,973 square feet.

(6) Expirations by quarter are as follows: Q1: 178,876 square feet Q2: 169,727 square feet Q3: 165,230 square feet Q4: 40,473 square feet.

                          HOUSTON OFFICE PROPERTIES (1)

                                                                                               ANNUAL
              SQUARE                    SQUARE                                                EXPIRING
              FOOTAGE       SIGNED      FOOTAGE                                   PERCENTAGE    PER       NUMBER
                OF         RENEWALS       OF                           ANNUAL      OF ANNUAL   SQUARE       OF
             EXPIRING         OF       EXPIRING         PERCENTAGE  FULL-SERVICE    FULL-      FOOTAGE  CUSTOMERS
  YEAR OF     LEASES       EXPIRING     LEASES          OF SQUARE    RENT UNDER     SERVICE     FULL-      WITH
   LEASE      (BEFORE       LEASES      (AFTER           FOOTAGE      EXPIRING       RENT      SERVICE   EXPIRING
EXPIRATION   RENEWALS)       (2)       RENEWALS)         EXPIRING    LEASES (3)    EXPIRING    RENT(3)    LEASES
----------  ----------     --------   ----------        ----------  ------------  ----------  --------  ----------
2005           946,093(4)  (273,066)     673,027(4)(5)      6.7%    $ 12,499,178      5.8%    $  18.63     161
2006         1,069,805     (228,259)     841,546(6)         8.4       18,095,454      8.4        21.50      95
2007         1,167,054      (26,188)   1,140,866           11.3       23,637,226     11.0        20.72      87
2008           920,793      (10,177)     910,616            9.0       18,323,643      8.5        20.12      78
2009         1,005,511        4,836    1,010,347           10.0       19,471,578      9.1        19.27      71
2010           856,119      171,959    1,028,078           10.2       21,960,170     10.2        21.36      53
2011           692,079          300      692,379            6.9       15,242,281      7.1        22.01      23
2012           546,773       43,898      590,671            5.9       15,079,960      7.0        25.53      17
2013           477,800         (960)     476,840            4.7       11,640,875      5.4        24.41      12
2014         1,317,353       51,264    1,368,617           13.6       26,724,035     12.5        19.53      14
2015 and
thereafter   1,064,938      266,393    1,331,331           13.3       31,927,702     15.0        23.98      16
            ----------     --------   ----------          -----     ------------    -----     --------     ---
Total       10,064,318            -   10,064,318          100.0%    $214,602,102    100.0%    $  21.33     627
            ==========     ========   ==========          =====     ============    =====     ========     ===

----------------------
(1) Lease expiration data is presented without giving effect to our actual ownership percentage in joint ventured properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2004, leases totaling 313,700 square feet (including renewals of 273,066 square feet and new leases of 40,634 square feet) have been signed and will commence during 2005. These signed leases represent approximately 33% of gross square footage expiring during 2005.

(5) Expirations by quarter are as follows: Q1: 307,477 square feet Q2: 159,088 square feet Q3: 62,527 square feet Q4: 143,935 square feet.

(6) Expirations by quarter are as follows: Q1: 89,986 square feet Q2: 135,073 square feet Q3: 135,965 square feet Q4: 480,522 square feet.

                          AUSTIN OFFICE PROPERTIES (1)

                                                                                            ANNUAL
             SQUARE                  SQUARE                         ANNUAL                 EXPIRING
             FOOTAGE       SIGNED    FOOTAGE                     FULL-SERVICE  PERCENTAGE    PER      NUMBER
               OF         RENEWALS     OF            PERCENTAGE      RENT      OF ANNUAL    SQUARE      OF
            EXPIRING         OF      EXPIRING            OF         UNDER        FULL-     FOOTAGE   CUSTOMERS
  YEAR OF    LEASES       EXPIRING   LEASES            SQUARE      EXPIRING     SERVICE     FULL-      WITH
   LEASE     (BEFORE       LEASES    (AFTER           FOOTAGE       LEASES        RENT     SERVICE   EXPIRING
EXPIRATION  RENEWALS)       (2)     RENEWALS)         EXPIRING       (3)        EXPIRING   RENT(3)    LEASES
----------  ---------     --------  ---------        ----------  ------------  ----------  --------  ---------
2005          543,129(4)  (46,104)    497,025(4)(5)     32.9%    $ 11,074,450     33.9%    $  22.28     39
2006          182,458     (20,004)    162,454(6)        10.7        4,567,801     14.0        28.12     22
2007           87,781           -      87,781            5.8        2,124,806      6.5        24.12     19
2008           66,785      21,627      88,412            5.8        1,880,276      5.8        21.27     17
2009          141,810           -     141,810            9.4        2,960,701      9.1        20.88     17
2010          133,011       3,820     136,831            9.0        2,306,692      7.1        16.86     17
2011           19,302           -      19,302            1.3          325,185      1.0        16.85      4
2012            7,278           -       7,278            0.5          123,055      0.4        16.91      1
2013           11,604           -      11,604            0.8          259,977      0.8        22.40      1
2014          241,570           -     241,570           16.0        4,753,138     14.6        19.68      4
2015 and
thereafter     78,069      40,661     118,730            7.8        2,267,539      6.8        19.10      9
            ---------     -------   ---------          -----     ------------    -----     --------    ---
Total       1,512,797           -   1,512,797          100.0%    $ 32,643,620    100.0%    $  21.58    150
            =========     =======   =========          =====     ============    =====     ========    ===

---------------------
(1) Lease expiration data is presented without giving effect to our actual ownership percentage in joint ventured properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2004, leases totaling 68,541 square feet (including renewals of 46,104 square feet and new leases of 22,437 square feet) have been signed and will commence during 2005. These signed leases represent approximately 13% of gross square footage expiring during 2005.

(5) Expirations by quarter are as follows: Q1: 89,222 square feet Q2: 358,196 square feet Q3: 17,033 square feet Q4: 32,574 square feet.

(6) Expirations by quarter are as follows: Q1: 92,831 square feet Q2: 36,126 square feet Q3: 14,368 square feet Q4: 19,129 square feet.

                          DENVER OFFICE PROPERTIES (1)

                                                                                            ANNUAL
             SQUARE                  SQUARE                                    PERCENTAGE  EXPIRING
             FOOTAGE       SIGNED    FOOTAGE                                       OF         PER      NUMBER
               OF         RENEWALS     OF                           ANNUAL       ANNUAL     SQUARE       OF
            EXPIRING         OF      EXPIRING        PERCENTAGE  FULL-SERVICE    FULL-      FOOTAGE  CUSTOMERS
 YEAR OF      LEASES      EXPIRING   LEASES          OF SQUARE   RENT UNDER      SERVICE     FULL-      WITH
  LEASE      (BEFORE       LEASES    (AFTER           FOOTAGE      EXPIRING       RENT      SERVICE   EXPIRING
EXPIRATION  RENEWALS)       (2)     RENEWALS)         EXPIRING    LEASES (3)    EXPIRING    RENT(3)    LEASES
----------  ---------     --------  ---------        ----------  ------------  ----------  --------  ---------
2005          111,378(4)   (3,147)    108,231(4)(5)      6.3%    $  2,429,559      6.9%    $  22.45     22
2006          101,052      (2,036)     99,016(6)         5.8        2,491,238      7.1        25.16     19
2007          137,380           -     137,380            8.0        2,964,855      8.4        21.58     24
2008          101,899        (495)    101,404            5.9        2,058,116      5.8        20.30     15
2009          314,655     (12,208)    302,447           17.6        6,432,115     18.2        21.27     23
2010          129,283           -     129,283            7.5        2,881,425      8.2        22.29      7
2011           48,310           -      48,310            2.8          910,457      2.6        18.85      5
2012           89,005      17,886     106,891            6.2        2,432,213      6.9        22.75      3
2013          160,009     (86,709)     73,300            4.3        1,427,502      4.0        19.47      5
2014          344,885      86,709     431,594           25.2        8,253,439     23.4        19.12      4
2015 and
thereafter    176,578           -     176,578           10.4        3,024,976      8.5        17.13      6
            ---------     -------   ---------          -----     ------------    -----     --------    ---
Total       1,714,434           -   1,714,434          100.0%    $ 35,305,895    100.0%    $  20.59    133
            =========     =======   =========          =====     ============    =====     ========    ===

---------------------

(1) Lease expiration data is presented without giving effect to our actual ownership percentage in joint ventured properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewal), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2004, leases totaling 29,051 square feet (including renewals of 3,147 square feet and new leases of 25,904 square feet) have been signed and will commence during 2005. These signed leases represent approximately 26% of gross square footage expiring during 2005.

(5) Expirations by quarter are as follows: Q1: 84,072 square feet Q2: 5,911 square feet Q3: 13,956 square feet Q4: 4,292 square feet.

(6) Expirations by quarter are as follows: Q1: 30,371 square feet Q2: 22,869 square feet Q3: 45,776 square feet Q4: None.

                           MIAMI OFFICE PROPERTIES (1)

              SQUARE                    SQUARE                                                  ANNUAL
             FOOTAGE                   FOOTAGE                                   PERCENTAGE    EXPIRING     NUMBER
                OF          SIGNED        OF           PERCENTAGE     ANNUAL      OF ANNUAL      PER          OF
             EXPIRING      RENEWALS    EXPIRING            OF      FULL-SERVICE     FULL-       SQUARE     CUSTOMERS
  YEAR OF     LEASES          OF        LEASES           SQUARE     RENT UNDER     SERVICE      FOOTAGE      WITH
   LEASE     (BEFORE       EXPIRING     (AFTER          FOOTAGE      EXPIRING       RENT     FULL-SERVICE  EXPIRING
EXPIRATION  RENEWALS)     LEASES (2)  RENEWALS)         EXPIRING    LEASES (3)    EXPIRING     RENT(3)       LEASES
----------  ---------     ----------  ---------        ----------  ------------  ----------  ------------  ---------
2005          298,831(4)    (87,397)    211,434(4)(5)     12.8%    $  5,999,117     12.2%     $    28.37       56
2006          173,875        10,037     183,912(6)        11.1        5,366,608     10.9           29.18       41
2007          185,374       (20,079)    165,295           10.0        4,551,250      9.3           27.53       38
2008          122,471        13,659     136,130            8.3        4,188,186      8.5           30.77       27
2009          309,264        12,391     321,655           19.5        9,073,007     18.5           28.21       37
2010          197,177        11,433     208,610           12.6        6,305,265     12.8           30.23       14
2011           82,608             -      82,608            5.0        2,900,993      5.9           35.12        4
2012          142,887             -     142,887            8.7        4,822,107      9.8           33.75        5
2013           47,684             -      47,684            2.9        1,500,314      3.1           31.46        4
2014           36,952             -      36,952            2.2        1,039,717      2.1           28.14        2
2015 and
thereafter     52,402        59,956     112,358            6.9        3,420,368      6.9           30.44        6
            ---------       -------   ---------          -----     ------------    -----      ----------      ---
Total       1,649,525             -   1,649,525          100.0%    $ 49,166,932    100.0%     $    29.81      234
            =========       =======   =========          =====     ============    =====      ==========      ===

---------------------
(1) Lease expiration data is presented without giving effect to our actual ownership percentage in joint ventured properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2004, leases totaling 106,560 square feet (including renewals of 87,397 square feet and new leases of 19,163 square feet) have been signed and will commence during 2005. These signed leases represent approximately 36% of gross square footage expiring during 2005.

(5) Expirations by quarter are as follows: Q1: 56,415 square feet Q2: 44,147 square feet Q3: 70,616 square feet Q4: 40,256 square feet.

(6) Expirations by quarter are as follows: Q1: 35,503 square feet Q2: 25,099 square feet Q3: 28,701 square feet Q4: 94,609 square feet.

                         LAS VEGAS OFFICE PROPERTIES (1)

              SQUARE                 SQUARE                                    PERCENTAGE     ANNUAL
             FOOTAGE       SIGNED    FOOTAGE                                       OF        EXPIRING     NUMBER
               OF         RENEWALS     OF            PERCENTAGE     ANNUAL       ANNUAL        PER          OF
             EXPIRING        OF     EXPIRING             OF      FULL-SERVICE     FULL-       SQUARE     CUSTOMERS
  YEAR OF     LEASES      EXPIRING   LEASES            SQUARE     RENT UNDER     SERVICE     FOOTAGE       WITH
   LEASE     (BEFORE       LEASES    (AFTER           FOOTAGE      EXPIRING       RENT     FULL-SERVICE  EXPIRING
EXPIRATION  RENEWALS)       (2)      RENEWALS         EXPIRING    LEASES (3)    EXPIRING     RENT(3)      LEASES
----------  ---------     --------  ---------        ----------  ------------  ----------  ------------  ---------
2005          263,527(4)  (61,460)    202,067(4)(5)     18.7%    $  5,962,078     17.8%      $  29.51       25
2006          203,609           -     203,609(6)        18.8        6,134,333     18.3          30.13       35
2007          110,598       9,931     120,529           11.2        3,566,248     10.6          29.59       25
2008          160,703       8,473     169,176           15.7        5,255,285     15.7          31.06       20
2009          127,085           -     127,085           11.8        4,069,287     12.1          32.02       16
2010           52,101           -      52,101            4.8        1,658,818      4.9          31.84        5
2011           98,108       2,825     100,933            9.3        3,541,153     10.6          35.08        4
2012           26,134           -      26,134            2.4          848,665      2.5          32.47        2
2013           19,580           -      19,580            1.8          649,533      1.9          33.17        2
2014           19,295           -      19,295            1.8          592,589      1.8          30.71        2
2015 and
thereafter          -      40,231      40,231            3.7        1,270,541      3.8          31.58        1
            ---------     -------   ---------          -----     ------------    -----       --------      ---
Total       1,080,740           -   1,080,740          100.0%    $ 33,548,530    100.0%      $  31.04      137
            =========     =======   =========          =====     ============    =====       ========      ===

---------------------
(1) Lease expiration data is presented without giving effect to our actual ownership percentage in joint ventured properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2004, leases totaling 64,389 square feet (including renewals of 61,460 feet and new leases of 2,929 square feet) have been signed and will commence during 2005. These signed leases represent approximately 24% of gross square footage expiring during 2005.

(5) Expirations by quarter are as follows: Q1: 22,478 square feet Q2: 12,948 square feet Q3: 103,265 square feet Q4: 63,376 square feet.

(6) Expirations by quarter are as follows: Q1: 40,699 square feet Q2: 47,134 square feet Q3: 47,062 square feet Q4: 68,714 square feet.

                           OTHER OFFICE PROPERTIES (1)

              SQUARE                  SQUARE                                   PERCENTAGE     ANNUAL
             FOOTAGE       SIGNED    FOOTAGE                                       OF        EXPIRING     NUMBER
                OF        RENEWALS      OF           PERCENTAGE     ANNUAL       ANNUAL        PER          OF
             EXPIRING        OF      EXPIRING            OF      FULL-SERVICE     FULL-       SQUARE     CUSTOMERS
  YEAR OF     LEASES      EXPIRING    LEASES           SQUARE     RENT UNDER     SERVICE     FOOTAGE        WITH
   LEASE     (BEFORE       LEASES     (AFTER           FOOTAGE     EXPIRING       RENT     FULL-SERVICE   EXPIRING
EXPIRATION  RENEWALS)        (2)     RENEWALS         EXPIRING    LEASES (3)    EXPIRING      RENT(3)      LEASES
----------  ---------     --------  ---------        ----------  ------------  ----------  ------------  ---------
2005          248,001(4)  (52,241)    195,760(4)(5)     10.5%    $  3,874,156      9.7%      $  19.79        37
2006          245,491     (52,058)    193,433(6)        10.4        4,650,236     11.7          24.04        30
2007          229,164           -     229,164           12.3        5,419,501     13.6          23.65        31
2008           68,889     (15,624)     53,265            2.9        1,393,364      3.5          26.16        11
2009          156,628      39,301     195,929           10.6        4,243,248     10.6          21.66        22
2010           11,841       1,300      13,141            0.7          302,898      0.8          23.05         4
2011           66,602           -      66,602            3.6        1,367,106      3.4          20.53         6
2012           65,011         519      65,530            3.5        1,420,026      3.6          21.67         2
2013          477,169      50,947     528,116           28.4        9,860,800     24.7          18.67         7
2014          154,551        (960)    153,591            8.3        3,363,596      8.4          21.90         7
2015 and
thereafter    134,648      28,816     163,464            8.8        4,021,054     10.0          24.60         4
            ---------     -------   ---------          -----     ------------    -----       --------       ---
Total       1,857,995           -   1,857,995          100.0%    $ 39,915,985    100.0%      $  21.48       161
            =========     =======   =========          =====     ============    =====       ========       ===

---------------------
(1) Lease expiration data is presented without giving effect to our actual ownership percentage in joint ventured properties. Includes Ft. Worth, Colorado Springs, Phoenix, San Diego and Irvine. Excludes held for sale properties.

(2) Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3) Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4) As of December 31, 2004, leases totaling 61,407 square feet (including renewals of 52,241 feet and new leases of 9,166 square feet) have been signed and will commence during 2005. These signed leases represent approximately 24% of gross square footage expiring during 2005.

(5) Expirations by quarter are as follows: Q1: 57,513 square feet Q2: 87,499 square feet Q3: 14,475 square feet Q4: 36,273 square feet.

(6) Expirations by quarter are as follows: Q1: 72,213 square feet Q2: 52,837 square feet Q3: 68,383 square feet Q4: None.

                           RESORT/HOTEL PROPERTIES(1)

         The following table shows certain information for the years ended December 31, 2004 and 2003, with respect to our Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                                                 REVENUE
                                                                                  AVERAGE       AVERAGE            PER
                                                                                 OCCUPANCY       DAILY        AVAILABLE ROOM
                                                       YEAR                         RATE          RATE         /GUEST NIGHT
                                                     COMPLETED/                  ----------  --------------  --------------
RESORT/HOTEL PROPERTY (2)             LOCATION       RENOVATED          ROOMS    2004  2003   2004    2003    2004    2003
-------------------------             --------       ---------          -----    ----  ----   ----    ----    ----    ----
OPERATING PROPERTIES

   UPSCALE BUSINESS CLASS HOTELS:
     Omni Austin Hotel(3)            Austin, TX         1986             375      73%   75%  $  114  $  113  $   83  $   84
     Renaissance Houston Hotel       Houston, TX      1975/2000          388      61    62      103     108      63      67
                                                                       -----      --    --   ------  ------  ------  ------
          TOTAL/WEIGHTED AVERAGE                                         763      67%   68%  $  109  $  111  $   73  $   76
                                                                       =====      ==    ==   ======  ======  ======  ======

   LUXURY RESORTS AND SPAS:
     Park Hyatt Beaver Creek Resort
     and Spa                         Avon, CO         1989/2001          275      60%   60%  $  277  $  278  $  167  $  166
     Fairmont Sonoma Mission Inn &
     Spa(4)                          Sonoma, CA   1927/1987/1997/2004    228      59    61      253     245     149     150
     Ventana Inn & Spa               Big Sur, CA   1975/1982/1988         62      64    75      430     412     274     309
                                                                       -----      --    --   ------  ------  ------  ------
          TOTAL/WEIGHTED AVERAGE                                         565      60%   62%  $  285  $  282  $  171  $  174
                                                                       =====      ==    ==   ======  ======  ======  ======

                                                                        GUEST
   DESTINATION FITNESS RESORTS AND                                      NIGHTS
   SPAS: (5)                                                           --------
     Canyon Ranch-Tucson             Tucson, AZ         1980             259(6)
     Canyon Ranch-Lenox              Lenox, MA          1989             212(6)
                                                                       -----      --    --   ------  ------  ------  ------
          TOTAL/WEIGHTED AVERAGE                                         471      79%   76%  $  713  $  661  $  521  $  475
                                                                       =====      ==    ==   ======  ======  ======  ======

   LUXURY AND DESTINATION FITNESS RESORTS COMBINED                                69%   68%  $  501  $  469  $  331  $  311
                                                                                  ==    ==   ======  ======  ======  ======

          TOTAL/WEIGHTED AVERAGE FOR  RESORT/HOTEL
     PROPERTIES EXCLUDING HELD FOR SALE PROPERTIES                     1,799      68%   68%  $  333  $  314  $  221  $  211
                                                                       =====      ==    ==   ======  ======  ======  ======

HELD FOR SALE PROPERTIES

   UPSCALE BUSINESS CLASS HOTELS:
     Denver Marriott City Center     Denver, CO       1982/1994          613      72%   73%  $  124  $  128  $   90  $   93
                                                                       -----      --    --   ------  ------  ------  ------
          TOTAL/WEIGHTED AVERAGE FOR HELD FOR  SALE
     RESORT/HOTEL PROPERTIES                                             613      72%   73%  $  124  $  128  $   90  $   93
                                                                       =====      ==    ==   ======  ======  ======  ======

          GRAND TOTAL/WEIGHTED AVERAGE FOR RESORT/HOTEL PROPERTIES     2,412      69%   70%  $  277  $  264  $  188  $  181
                                                                       =====      ==    ==   ======  ======  ======  ======

----------------------
(1) Resort/Hotel Property Table is presented at 100% without any adjustment to give effect to our actual ownership in Resort/Hotel Properties.

(2) We have entered into agreements with Ritz-Carlton Hotel Company, L.L.C to develop the Ritz-Carlton hotel and residence project in Dallas, Texas upon reaching a specified level of pre-sales for the residences. The development plans include a Ritz-Carlton with approximately 216 hotel rooms and 70 residences. Construction on the development is anticipated to begin in the second quarter of 2005.

(3) The Omni Austin Hotel is leased pursuant to a lease to HCD Austin
    Corporation.

(4) We have an 80.1% member interest in the limited liability company that owns Fairmont Sonoma Mission Inn & Spa. Renovation of 97 historic inn rooms began in November 2003, at which time those rooms were removed from service. Total cost of the renovation was approximately $12.1 million and was completed in July 2004.

(5) On January 18, 2005, we contributed the Canyon Ranch-Tucson and Canyon Ranch-Lenox properties to a newly formed entity, CR Operating LLC, for a 48% common member interest in that entity. The remaining 52% of CR Operating LLC is owned by the founders of Canyon Ranch.

(6) Represents available guest nights, which is the maximum number of guests the resort can accommodate per night.

                       RESIDENTIAL DEVELOPMENT PROPERTIES

The following table shows certain information as of December 31, 2004, relating to the Residential Development Properties.

                                                                                                              AVERAGE     PROPOSED
                                                OUR                   PLANNED                                  SALES       AVERAGE
                                             PREFERRED                 SALES  CLOSED              PHYSICAL     PRICE     SALES PRICE
                                              RETURN /     PRODUCT     LOTS/   LOTS/  REMAINING   INVENTORY  ON CLOSED  ON REMAINING
                                             OWNERSHIP      TYPE      UNITS/  UNITS/ LOTS/UNITS/ LOTS/UNITS LOTS/UNITS/  LOTS/UNITS/
   CORPORATION / PROJECT        LOCATION        (1)          (2)       ACRES   ACRES    ACRES      /ACRES    ACRES(3)       ACRES
--------------------------- ---------------- ---------- ------------- ------- ------ ----------- ---------- ----------- ------------
DESERT MOUNTAIN DEVELOPMENT
CORP.
Desert Mountain (4)          Scottsdale, AZ     93%       SF, TH(B)    2,483  2,360       123        36      $     551  $      1,150

CRESCENT RESORT DEVELOPMENT
INC. TAHOE MOUNTAIN RESORTS
Northstar-Iron Horse and     Lake Tahoe, CA  13%/57%(5)    CO(S)         100      0       100         0            N/A         1,410
Great Bear
Northstar-Remaining Phases   Lake Tahoe, CA  13%/57%(5) CO, TH, TS(S)  1,700      0     1,700         0            N/A         1,730
Old Greenwood-Lots           Lake Tahoe, CA  13%/71%       SF(B)         100     96         4         4            330           795
Old Greenwood-Units          Lake Tahoe, CA  13%/71%     TH, TS(S)       165   12.9     152.1       4.3          1,870         1,884
Gray's Crossing              Lake Tahoe, CA  13%/71%       SF(B)         445    101       344         0            270           420

DENVER DEVELOPMENT
Creekside I at Riverfront
Park                           Denver, CO    12%/64%       CO(P)          40     39         1         1            330           390
Creekside II at Riverfront
Park                           Denver, CO    12%/64%       CO(P)          40      0        40         0            N/A           370
Creekside Townhomes at         Denver, CO    12%/64%       TH(P)          23      0        23         0            N/A           750
Riverfront Park
Brownstones (Phase I)          Denver, CO    12%/64%       TH(P)          16      0        16         0            N/A         1,740
Delgany                        Denver, CO    12%/64%       CO(P)          44      0        44         0            N/A           640
Riverfront Park                Denver, CO    12%/64%     CO, TH(P)       215      0       215         0            N/A           560
Downtown Acreage               Denver, CO    12%/64%       ACR          22.5   10.8      11.7      11.7          1,980         3,660

MOUNTAIN AND OTHER
DEVELOPMENT
Horizon Pass Lodge          Bachelor Gulch,  12%/64%       CO(S)          30     25         5         5          2,200         2,970
                                   CO
Hummingbird                 Bachelor Gulch,  12%/64%       CO(S)          40      0        40         0            N/A         2,380
                                   CO
Eagle Ranch                    Eagle, CO     12%/60%       SF(P)       1,438    791       647       115             80           110
Main Street Station
Vacation Club               Breckenridge, CO 12%/30%(5)    TS(S)          42   28.3      13.7      13.7          1,200         1,070
Riverbend                    Charlotte, NC   12%/60%       SF(P)         650    393       257        63             30            40
Three Peaks                 Sliverthorne, CO 12%/30%(5)    SF(S)         292    217        75        75            240           270
Identified Future Projects      Colorado     12%/64%     CO, TH(S)       173      0       173         0            N/A         1,790

HOUSTON AREA DEVELOPMENT
CORP.
Falcon Point                  Houston, TX       98%          SF(P)       527    509        18        18             39            39
Spring Lakes                  Houston, TX       98%          SF(P)       508    423        85        50             34            42

CRESCENT PLAZA RESIDENTIAL
The Residences at the
Ritz-Carlton                   Dallas, TX      100%         CO(P)         70      0        70         0            N/A         1,778

----------------------
(1) Our ownership percentage represents the profit percentage allocation after we receive a preferred return on invested capital.

(2) SF (Single-Family Lots); CO (Condominium); TH (Townhome); TS (Timeshare Equivalent Units): and ACR (Acreage). Superscript items represent P (Primary residence); S (Secondary residence); and B (Both Primary and Secondary residence).

(3) Based on lots, units and acres closed during our ownership period.

(4) Average Sales Price includes golf membership, which as of December 31, 2004 is $0.3 million.

(5) A joint venture partner participates in this project.

                   TEMPERATURE-CONTROLLED LOGISTICS PROPERTIES

      The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of December 31, 2004:

                                TOTAL CUBIC       TOTAL
                  NUMBER OF       FOOTAGE      SQUARE FEET
    STATE       PROPERTIES(1)  (IN MILLIONS)  (IN MILLIONS)
    -----       -------------  -------------  -------------
Alabama               4            10.7           0.4
Arizona               1             2.9           0.1
Arkansas              6            33.1           1.0
California            7            25.1           0.9
Colorado              1             2.8           0.1
Florida               5             6.5           0.3
Georgia               8            49.5           1.7
Idaho                 2            18.7           0.8
Illinois              2            11.6           0.4
Indiana               1             9.1           0.3
Iowa                  2            12.5           0.5
Kansas                2             5.0           0.2
Kentucky              1             2.7           0.1
Maine                 1             1.8           0.2
Massachusetts         5            10.5           0.5
Minnesota             1             3.0           0.1
Mississippi           1             4.7           0.2
Missouri              2            46.8           2.7
Nebraska              2             4.4           0.2
New York              1            11.8           0.4
North Carolina        3            10.0           0.4
Ohio                  1             5.5           0.2
Oklahoma              2             2.1           0.1
Oregon                6            40.4           1.7
Pennsylvania          2            27.4           0.9
South Carolina        1             1.6           0.1
South Dakota          1             2.9           0.1
Tennessee             3            10.6           0.4
Texas                 2             6.6           0.2
Utah                  1             8.6           0.4
Virginia              2             8.7           0.3
Washington            6            28.7           1.1
Wisconsin             3            17.4           0.6
                     --           -----          ----
TOTAL                88           443.7          17.6
                     ==           =====          ====

-----------------------
(1) As of December 31, 2004, AmeriCold Realty Trust operated 103 facilities, of which 87 were wholly-owned facilities, one was partially-owned and fifteen were managed for outside owners.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently subject to any material legal proceeding nor, to our knowledge, is any material legal proceeding contemplated against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2004.

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

                      MARKET INFORMATION AND DISTRIBUTIONS

      Our actual results of operations and the amounts actually available for distribution will be affected by a number of factors, including:

      -     the general condition of the United States economy;

      - general leasing activity in the markets in which the Office Properties are located;

      -     the ability of tenants to meet their rent obligations;

      -     our operating and interest expenses;

      - consumer preferences relating to the Resort/Hotel Properties and the Residential Development Properties;

      -     cash flows from unconsolidated entities;

      -     capital expenditure requirements;

      -     federal, state and local taxes payable by us; and

      -     the adequacy of cash reserves.

      There is no established public trading market for our limited partner interests, including the associated units for limited partners other than Crescent and the General Partner. The following table sets forth the cash distributions paid per unit during each quarter of fiscal years 2004 and 2003. As of March 2, 2004, there were 73 record holders of units.

QUARTER ENDED:   2004 DISTRIBUTIONS   2003 DISTRIBUTIONS
March 31              $  0.75               $  0.75
June 30               $  0.75               $  0.75
September 30          $  0.75               $  0.75
December 31           $  0.75               $  0.75

      Distributions are not taxable to the partners, but the partners' allocable share of taxable income is taxable.

      Distributions on the 14,200,000 Series A Convertible Cumulative Preferred Units issued by us in February 1998, April 2002, and January 2004 are payable at the rate of $1.6875 per annum per Series A Convertible Cumulative Preferred Unit, prior to distributions on the units.

      Distributions on the 3,400,000 Series B Cumulative Redeemable Preferred Units issued by us in May and June 2002 are payable at the rate of $2.3750 per annum per Series B Cumulative Redeemable Preferred Unit, prior to distributions on the units.

UNREGISTERED SALES OF EQUITY SECURITIES

      During the three months ended December 31, 2004, we issued an aggregate of 1,703,750 restricted units to our officers pursuant to our 2004 Long-Term Incentive Plan. The issuances of restricted units were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

      The following table includes certain of our financial information on a consolidated historical basis. You should read this section in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Financial Statements and Supplementary Data."

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                     CONSOLIDATED HISTORICAL FINANCIAL DATA
                    (DOLLARS IN THOUSANDS, EXCEPT UNIT DATA)

                                                                              FOR YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------
                OPERATING DATA:                            2004(1)       2003(1)       2002(1)        2001          2000
                                                         -----------   -----------   -----------   -----------   -----------
Total Property revenue                                   $   978,761   $   871,716   $   933,016   $   590,264   $   662,863
Income from Property Operations                          $   316,771   $   303,940   $   340,852   $   348,884   $   419,441
Income from continuing operations before minority
   interests and income taxes                            $   189,278   $    61,942   $    91,565   $    17,295   $   315,876

Basic earnings (loss) per common unit:
Income (loss) available to partners before discontinued
   operations and cumulative effect of a change in
   accounting principle                                  $      2.79   $      0.12   $      0.99   $       .24   $      4.24

Net income (loss) available to partners-basic            $      2.95   $      0.07   $      1.44   $      0.15   $      4.18

Diluted earnings (loss) per common unit:
Income (loss) available to partners before discontinued
   operations and cumulative effect of a change in
   accounting principle                                  $      2.78   $      0.12   $       .99   $       .23   $      4.21

Net income (loss) available to partners - diluted        $      2.94   $      0.07   $      1.44   $      0.15   $      4.15

BALANCE SHEET DATA (AT PERIOD END):

Total assets                                             $ 4,026,128   $ 4,306,712   $ 4,286,143   $ 4,422,826   $ 4,827,999

Total debt                                               $ 2,152,255   $ 2,558,699   $ 2,382,910   $ 2,214,094   $ 2,271,895

Total partners' capital                                  $ 1,414,359   $ 1,331,281   $ 1,485,207   $ 1,759,190   $ 2,116,394

OTHER DATA:

Cash distribution declared per common unit               $      3.00   $      3.00   $      3.00   $      3.70   $      4.40
Weighted average
    units outstanding - basic                             58,373,704    58,317,273    63,577,892    67,814,802    67,859,823
Weighted average
    units outstanding - diluted                           58,482,948    58,338,121    63,679,260    68,578,210    68,458,230

Cash flow provided by (used in):

     Operating activities                                $    87,171   $   122,692   $   294,001   $   235,863   $   295,247

     Investing activities                                    633,342       (32,619)       57,983       213,114       146,823

     Financing activities                                  (710,938)       (90,606)     (308,210)     (455,976)     (475,529)

Adjusted funds from operations available to partners-
   diluted (2)                                           $   143,176   $   212,556   $   251,647   $   206,389   $   348,189

   Impairment charges related to real estate assets           (8,332)      (37,794)      (16,894)      (21,705)       (9,349)

   Extinguishment of debt expense related to real
   estate asset sales                                        (39,121)            -             -             -             -
                                                         -----------   -----------   -----------   -----------       -------
Funds from operations available to partners - diluted-
   NAREIT definition                                     $    95,723   $   174,762   $   234,753   $   184,684       338,840

 ---------------------------------

(1) For the years ended December 31, 2004, 2003 and 2002, in accordance with SFAS No. 144, the results of operations of assets sold or held for sale have been reclassified to discontinued operations.

(2) Funds from operations, or FFO, is a supplemental non-GAAP financial measurement used in the real estate industry to measure and compare the operating performance of real estate companies, although those companies may calculate funds from operations in different ways. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as Net Income (Loss) determined in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from sales of depreciable operating property, excluding extraordinary items (determined by GAAP), plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO available to partners - diluted - NAREIT definition in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to partners and we include the effect of Operating Partnership unitholder minority interests. We calculate Adjusted Funds From Operations Available to partners - diluted by excluding the effect of impairment charges related to real estate assets and by excluding the effect of extinguishment of debt related to real estate asset sales. For a more detailed definition and description of FFO and a reconciliation to net income determined in accordance with GAAP, see "Funds from Operations" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                      Page
                                                      ----
Forward-Looking Statements.........................    27

Overview...........................................    28

Recent Developments................................    30

Results of Operations..............................    34

         Years ended December 31, 2004 and 2003....    35
         Years ended December 31, 2003 and 2002....    39

Liquidity and Capital Resources

         Overview..................................    43
         Liquidity Requirements....................    47

Equity and Debt Financing..........................    49

Unconsolidated Investments.........................    53

Significant Accounting Policies....................    54

Funds from Operations..............................    58

                           FORWARD-LOOKING STATEMENTS

      You should read this section in conjunction with the selected financial data and the consolidated financial statements and the accompanying notes in
Item 6, "Selected Financial Data," and Item 8,"Financial Statements and Supplemental Data," of this report. Capitalized terms used but not otherwise defined in this section have the meanings given to them in Items 1-6 of this report.

      This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally characterized by terms such as "believe," "expect," "anticipate" and "may."

      Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those described in the forward-looking statements.

      The following factors might cause such a difference:

      - Our ability, at our office properties, to timely lease unoccupied square footage and timely re-lease occupied square footage upon expiration on favorable terms, which continue to be adversely affected by existing real estate conditions (including decreased rental rates and the vacancy levels in particular markets, decreased rental rates and competition from other properties) and may also be adversely affected by general economic downturns;

      - The continuation of relatively high vacancy rates and reduced rental rates in our office portfolio as a result of conditions within our principal markets;

      - Our ability to reinvest available funds at anticipated returns and consummate anticipated office acquisitions on favorable terms and within anticipated time frames;

      - Adverse changes in the financial condition of existing tenants, in particular El Paso Energy and its affiliates which provide 5.8% of our annualized office revenues;

      - Further deterioration in our resort/business-class hotel markets or in the economy generally;

      - Further deterioration in the market or in the economy generally and increases in construction cost associated with development of residential land or luxury residences, including single-family homes, townhomes and condominiums;

      - Financing risks, such as our ability to generate revenue sufficient to service and repay existing or additional debt, increases in debt service associated with increased debt and with variable-rate debt, our ability to meet financial and other covenants and our ability to consummate financings and refinancings on favorable terms and within any applicable time frames;

      - Our ability to dispose of investment land, and other non-core assets, on favorable terms and within anticipated time frames;

      - The concentration of a significant percentage of our assets in Texas;

      - The existence of complex regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences of the failure to qualify as a REIT; and

      -     Other risks detailed from time to time in our filings with the SEC.

      Given these uncertainties, readers are cautioned not to place undue reliance on such statements. We are not obligated to update these forward-looking statements to reflect any future events or circumstances.

                                    OVERVIEW

      We are the Operating Partnership of Crescent Real Estate Equities Company, a REIT, with our assets and operations divided into four investment segments:
Office, Resort/Hotel, Residential Development and Temperature-Controlled Logistics. Our primary business is our Office Segment, which consisted of 78 Office Properties and represented 60% of total assets as of December 31, 2004.

      Capital flows in the real estate industry have changed significantly over the last few years. Institutions as well as other investors, principally U.S. pension funds, have increased their allocation to real estate and it appears that this will continue for the foreseeable future. This inflow of capital has created a uniquely attractive environment for the sale of assets as well as joint ventures. Likewise, the acquisition environment is highly competitive, making it more difficult to provide attractive returns on equity that are comparable to those achieved in acquisitions made during the 1990's.

      We have adapted our strategy to align ourselves with institutional partners, with the goal of transitioning towards being a real estate investment management company. Rather than competing with the substantial inflow of capital into the acquisition market, we are focusing on acquiring assets jointly with these institutional investors, moving existing assets into joint-venture arrangements with these investors, and capitalizing on our award-winning platform in office management and our leasing expertise to continue to provide these services, for a fee, for the properties in the ventures. Where possible, we will strive to negotiate performance based incentives that allow for additional equity to be earned if return targets are exceeded.

      Consistent with this strategy, we continually evaluate our existing portfolio for potential joint venture opportunities. Recently, we completed significant joint venture transactions involving five of our landmark Properties valued at approximately $1.2 billion. As with previous ventures, we are now a minority partner but continue to provide leasing and management services to the ventures. In addition, in January 2005, we completed the recapitalization of our Canyon Ranch Resort/Hotel Properties.

      Further, we sold $171.5 million of non-core assets in 2004 and expect to sell an additional $120.0 million in the near term, including land holdings that are currently not contributing to our earnings. Included in these sales are two business class hotels, one of which was sold in October 2004 at a gain and the remaining hotel, which we believe we can sell at an attractive gain, and at the same time further simplify our business model. As the expected sales are completed, we will redeploy proceeds to acquire real estate assets and pay down certain consolidated debt and other obligations.

OFFICE SEGMENT

      The following table shows the performance factors on stabilized properties used by management to assess the operating performance of the Office Segment:

                                                              2004                2003
                                                           -----------         -----------
Economic Occupancy (1)                                          88.5% (3)           86.0% (3)
Leased Occupancy (2)                                            89.8% (3)           88.5% (3)
In-Place Weighted Average Full-Service Rental Rate          $  22.63 (3)          $22.63
Tenant Improvement and Leasing Costs per Sq. Ft. per year   $   3.13              $ 3.14
Average Lease Term                                         7.4 years           7.8 years
Same-Store NOI(4)  (Decline)                                    (5.3)% (3)         (11.5)%
Same-Store Average Occupancy                                    86.0% (3)           84.3%

----------------------------
(1) Economic occupancy reflects the occupancy of all tenants paying rent.

(2) Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred.

(3) Excludes held for sale properties.

(4) Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.

      2004 was a year of occupancy stabilization in our markets. In 2005, we expect continued improvement in the economy. This allows us to remain cautiously optimistic about occupancy gains in 2005. We expect that year-end 2005 occupancy for our portfolio will increase to over 90%.

RESORT/HOTEL SEGMENT

      The following table shows the performance factors used by management to assess the operating performance of our luxury and destination fitness resorts.

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------
                                                                               REVENUE
                                              AVERAGE        AVERAGE             PER
                                             OCCUPANCY        DAILY            AVAILABLE
                                               RATE           RATE        ROOM/GUEST NIGHT
                                        --------------------------------------------------
                                          2004     2003    2004    2003      2004    2003
                                        --------  ------  ------  ------    ------  ------
Luxury and Destination Fitness Resorts     69%      68%    $501    $469      $331    $311

      The occupancy increase at our luxury and destination fitness resorts for the year ended December 31, 2004 as compared to 2003 is partially driven by increases at Canyon Ranch Tucson and Canyon Ranch Lenox, at which occupancy increased three percentage points (from 76% to 79%). Average daily rate increased 8% (from $661 to $713), and revenue per available room increased 10% (from $475 to $521) as a result of expanded medical service offerings. These increases are partially offset by decreases in occupancy at Sonoma Mission Inn (from 61% to 59%) as a result of the renovation of 97 rooms which were taken out of service in November 2003. Renovation was completed in the second quarter of 2004 at which time the 97 rooms were put back into service. In addition, occupancy decreased eleven percentage points (from 75% to 64%) at Ventana Inn as a result of the renovation of thirteen suites which were taken out of service in April 2004 and completed in September 2004.

      We anticipate an 8% to 10% increase in revenue per available room in 2005 at the luxury and destination fitness resorts and a 3 to 5 percentage point increase in occupancy, driven by the continued recovery of the economy and travel industry and improvement from Sonoma Mission Inn and Ventana Inn, which were under construction in 2004.

RESIDENTIAL DEVELOPMENT SEGMENT

      The following tables show the performance factors used by management to assess the operating performance of the Residential Development Segment. Information is provided for the Desert Mountain Residential Development Property and the CRDI Residential Development Properties, which represent our significant investments in this segment as of December 31, 2004.

Desert Mountain

                                  FOR THE YEARS ENDED DECEMBER 31,
                                  --------------------------------
(dollars in thousands)             2004                      2003
                                  ------                     -----
Residential Lot Sales                 68                        60
Average Sales Price per Lot (1)   $  756                     $ 653

----------------
(1) Includes equity golf membership

      Desert Mountain is in the latter stages of development and management anticipates minor additions to its decreasing available inventory. While a higher average lot sales price is projected in 2005, total sales are expected to be lower as a result of reduced inventory availability.

CRDI

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
(dollars in thousands)                                           2004                      2003
                                                                ------                    ------
Residential Lot Sales                                              353                       246
Residential Unit Sales
    Townhome Sales                                                  12                         4
     Condominium Sales                                              41                        82
Residential Equivalent  Timeshare Units                           14.6                       4.2
Average Sales Price per Residential Lot                         $  152                    $  129
Average Sales Price per Residential Unit                        $1,833                    $  939
Average Sales Price per Residential Equivalent Timeshare Unit   $1,825                    $1,443

      CRDI, which invests primarily in mountain resort residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand. In 2005, management expects that unit sales will increase but the average sales price will decrease at CRDI, with approximately 53% presold as of February 7, 2005. In addition, lot sales are expected to increase in 2005.

                               RECENT DEVELOPMENTS

CANYON RANCH

      On January 18, 2005, we contributed the Canyon Ranch Tucson, our 50% interest and our preferred interest in CR Las Vegas, LLC, and our 30% interest in CR License, L.L.C., CR License II, L.L.C., CR Orlando LLC and CR Miami LLC, to two newly formed entities, CR Spa, LLC and CR Operating, LLC. In exchange, we received a 48% common equity interest in each new entity. The remaining 52% interest in these entities is held by the founders of Canyon Ranch, who contributed their interests in CR Las Vegas, LLC, CR License II, L.L.C., CR Orlando LLC and CR Miami LLC and the resort management contracts. In addition, we sold the Canyon Ranch Lenox Destination Resort Property to a subsidiary of CR Operating, LLC. The founders of Canyon Ranch sold their interest in CR License, L.L.C. to a subsidiary of CR Operating, LLC. As a result of these transactions, the new entities own the following assets: Canyon Ranch Tucson, Canyon Ranch Lenox, Canyon Ranch SpaClub at the Venetian Resort in Las Vegas, Canyon Ranch SpaClub on the Queen Mary 2 ocean liner, Canyon Ranch Living Community in Miami, Florida, Canyon Ranch SpaClub at The Gaylord Palms Resort in Kissimmee, Florida, and the Canyon Ranch trade names and trademarks.

      In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. Richard E. Rainwater, Chairman of Crescent's Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. At the end of this period, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. The units are redeemable after seven years. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox Resort Properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the Properties and to pay down our credit facility.

JOINT VENTURES

      On November 10, 2004, we contributed nine of our office properties to a limited partnership in which we initially had a 40% interest and a fund advised by JP Morgan Fleming Asset Management, or JPM, has a 60% interest. The office properties contributed to the partnership are The Crescent (two Office Properties) in Dallas, Texas and Houston Center (four Office Properties) and Post Oak Central (three Office Properties) both in Houston, Texas. The Office Properties were valued at $897.0 million. This transaction generated net proceeds of approximately $290.0 million after the payoff of the JP Morgan Mortgage Note, pay down a portion of Fleet Fund I Term Loan and defeasance of a portion of LaSalle Note I. The joint venture was accounted for as a partial sale of the Office Properties, resulting in a net gain of approximately $194.1 million. On December 23, 2004, an affiliate of General Electric Pension Fund, which we refer to as GE, purchased a 16.15% interest in the partnership from us, reducing our ownership interest to 23.85%. This transaction generated net proceeds of approximately $49.0 million and a net gain of $56.7 million. The net proceeds from both transactions were used to pay off the remaining portion of the Fleet Fund I Term Loan and pay down our credit facility. We incurred debt pre-payment penalties of approximately $35.0 million relating to the early extinguishment of the JP Morgan Mortgage Note and the partial defeasance of LaSalle Note I, which is reflected in the "Extinguishment of debt" line item in the Consolidated Statements of Operations.

      On November 23, 2004, we contributed two of our office properties to a limited partnership in which we have a 23.85% interest and a fund advised by JPM has a 76.15% interest. The two office properties contributed to the partnership are Fountain Place and Trammell Crow Center, both in Dallas, Texas. The Office Properties were valued at $320.5 million. This transaction generated net proceeds of approximately $71.5 million after the payoff of the Lehman Capital Note. The joint venture was accounted for as a partial sale of the Office Properties, resulting in a net gain of approximately $14.9 million. The net proceeds from this transaction were used to pay down a portion of our credit facility.

      On February 24, 2005, we contributed 1301 McKinney Street and an adjacent parking garage, subject to the Morgan Stanley Mortgage Capital Inc. Note, to a limited partnership in which we have a 23.85% interest, a fund advised by JPM has a 60% interest and GE has a 16.15% interest. The property was valued at $106.0 million and the transaction generated net proceeds to us of approximately $33.4 million which were used to pay down our credit facility.

      As a result of GE's purchase of an interest in the first partnership, GE serves along with us as general partner and we serve as the sole and managing general partner of the second and third partnerships. Each of the Office Properties contributed to the partnerships is owned by a separate limited partnership. Each of those property partnerships (excluding Trammell Crow Center) has entered into a separate leasing and management agreement with us, and, in the case of Trammell Crow Center, the property partnership also has entered into a management oversight agreement and a mortgage servicing agreement with us. We have no commitment to reinvest the cash proceeds back into the joint venture. None of the mortgage financing at the joint venture level is guaranteed by us. We account for our interest in these partnerships as unconsolidated equity investments.

TEMPERATURE-CONTROLLED LOGISTICS

      As of December 31, 2004, the Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold. AmeriCold operates 103 facilities, of which 87 are wholly-owned, one is partially-owned and fifteen are managed for outside owners. We account for our interest in AmeriCold as an unconsolidated equity investment.

      On November 18, 2004, Vornado Crescent Portland Partnership, or VCPP, the partnership through which we owned our 40% interest in AmeriCold, sold a 20.7% interest in AmeriCold to The Yucaipa Companies for $145.0 million, resulting in a gain of approximately $12.3 million, net of transaction costs, to us. In addition, Yucaipa will assist in the management of AmeriCold and may earn a promote of up to 20% of the increase in value through December 31, 2007. The promote is payable out of the remaining outstanding common shares in AmeriCold, including the common shares held by us, and limited to 10% of these remaining common shares.

      Immediately following this transaction, VCPP dissolved and, after the payment of all of its liabilities, distributed its remaining assets to its partners. The assets distributed to us consisted of common shares, representing an approximately 31.7% interest in AmeriCold, cash of approximately $34.3 million and a note receivable of approximately $8.0 million. In connection with the dissolution of the partnership, Vornado Realty L.P., or Vornado, agreed to terminate the preferential allocation payable to it under the partnership agreement. In consideration of this, we agreed to pay Vornado an annual management fee of $4.5 million, payable only out of dividends we receive from AmeriCold and proceeds from sales of the common shares of AmeriCold that we own. Unpaid annual management fees will accrue without interest. The amount of the annual management fee will be reduced in proportion to any sales by us of our interest in AmeriCold. We also agreed to pay Vornado, from the proceeds of any sales of the common shares of AmeriCold that we own, a termination fee equal to the product of $23.8 million and the percentage reduction in our ownership of AmeriCold, as of November 18, 2004, represented by the sale. Our obligation to pay the annual management fee and the termination fee will end on October 30, 2027, or, if earlier, the date on which we sell all of the common shares of AmeriCold that we own.

      On November 4, 2004, AmeriCold purchased 100% of the ownership interests in its tenant, AmeriCold Logistics, for approximately $47.7 million. The purchase was funded by a contribution from AmeriCold's owner, VCPP, which funded its contribution through a loan from Vornado. Prior to the consummation of this transaction, AmeriCold Logistics leased the Temperature-Controlled Logistics Properties from AmeriCold under three triple-net master leases. Under the terms of the leases, AmeriCold Logistics was permitted to defer a portion of the rent payable to AmeriCold. As of November 4, 2004, AmeriCold's deferred rent balance from AmeriCold Logistics was $125.1 million, of which our portion was $50.0 million. For each of the years ended December 31, 2004, 2003, and 2002, we recognized rental income from AmeriCold Logistics when earned and collected and, accordingly, did not recognize any of the rent deferred during those years as equity in net income of AmeriCold. In connection with the purchase of AmeriCold Logistics by AmeriCold, the leases were terminated and all deferred rent was cancelled.

      On November 4, 2004, AmeriCold also purchased 100% of the ownership interests in Vornado Crescent and KC Quarry, L.L.C., or VCQ, for approximately $24.9 million. AmeriCold used a cash contribution from its owner, of which our portion was approximately $9.9 million, to fund the purchase. As a result of our 56% ownership interest in VCQ, we received proceeds from the sale of VCQ of approximately $13.2 million.

      On February 5, 2004, AmeriCold completed a $254.4 million mortgage financing with Morgan Stanley Mortgage Capital Inc., secured by 21 of its owned and seven of its leased temperature-controlled logistics properties. The loan matures in April 2009, bears interest at LIBOR plus 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. The net proceeds to AmeriCold were approximately $225.0 million, after closing costs and the repayment of approximately $12.9 million in existing mortgages. On February 6, 2004, AmeriCold distributed cash of approximately $90.0 million to us.

ASSET PURCHASES

      During the year ended December 31, 2004 and through February 2005, we completed the following acquisitions:

  (in millions)                                                                                   PURCHASE
      DATE                            PROPERTY                                 LOCATION             PRICE
-----------------   ----------------------------------------------------  -------------------   ------------
February 7, 2005    The Exchange Building - Class A Office Property       Seattle, Washington   $ 52.5 (1)
December 29, 2004   Peakview Tower - Class A Office Property              Denver, Colorado      $ 47.5 (1)
December 21, 2004   1301 McKinney Street - Class A Office Property        Houston, Texas        $101.0 (2)
December 15, 2004   One Live Oak - Class A Office Property                Atlanta, Georgia      $ 31.0 (1)
August 6, 2004      The Alhambra - Two Class A Office Properties          Miami, Florida        $ 72.3 (3)
March 31, 2004      Dupont Centre - Class A Office Property               Irvine, California    $ 54.3 (4)
Jan - May 2004      Hughes Center - Six Class A Office Properties, Seven
                    Retail Parcels, and 12.85 acres undeveloped land      Las Vegas, Nevada     $203.6 (5)(6)

-----------------------

(1) The acquisition was funded by a draw on our credit facility. The property is wholly-owned.

(2) The acquisition was funded by a new $70.0 million loan from Morgan Stanley Mortgage Capital Inc., and a draw on our credit facility.

(3) The acquisition was funded by the assumption of a $45.0 million loan from Wachovia Securities and a draw on our credit facility. The properties are wholly-owned.

(4) The acquisition was funded by a draw on our credit facility. The property is wholly-owned.

(5) The acquisition of the Office Properties and retail parcels was funded by the assumption of $85.4 million in mortgage loans and a portion of proceeds from the 2003 sale of the Woodlands entities. One of the Office Properties is owned through a joint venture in which we have a 67% interest. The remaining Office Properties are wholly-owned.

(6) The acquisition of two tracts of undeveloped land was funded by a $7.5 million loan from the Rouse Company and proceeds from the 2003 sale of the Woodlands entities. The properties are wholly-owned.

OTHER REAL ESTATE INVESTMENTS

      On November 9, 2004, we completed a $22.0 million mezzanine loan secured by ownership interests in an entity that owns an office property in Los Angeles, California. The loan bears interest at LIBOR plus 925 basis points (11.65% at December 31, 2004) with an interest-only term until maturity in November 2006, subject to the right of the borrower to extend the loan pursuant to four six-month extension options.

      On February 7, 2005, we completed a $34.5 million mezzanine loan in which we immediately sold a 50% participating interest for $17.25 million. The loan is secured by ownership interests in an entity that owns an office property in New York, New York. The loan bears interest at LIBOR plus 775 basis points with an interest-only term until maturity in March 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

ASSET SALES

      The following table summarizes our significant asset sales during the year ended December 31, 2004 and into the first quarter of 2005:

                                                                                                                NET
     (in millions)                                                                       NET                    GAIN
         DATE                           PROPERTY                      LOCATION        PROCEEDS     IMPAIRMENT  (LOSS)
-----------------------  ---------------------------------------  ----------------  -------------  ----------  --------
OFFICE

February 7, 2005         Albuquerque Plaza Office Property        Albuquerque,      $ 34.7 (1)     $   -       $   1.8
                                                                  New Mexico
July 29, 2004            12404 Park Central Office Property       Dallas, Texas        9.3 (1)       4.6 (2)         -
July 2, 2004             5050 Quorum Office Property (3)          Dallas, Texas        8.9 (4)       1.0 (5)      (0.2)
June 29, 2004            Addison Tower Office Property            Dallas, Texas        8.8 (4)         -           0.2
June 17, 2004            Ptarmigan Place Office Property          Denver, Colorado    25.3 (1)       0.6 (5)      (2.4)
April 13, 2004           Liberty Plaza Office Property            Dallas, Texas       10.8 (4)       4.3 (6)      (0.2)
March 23, 2004           1800 West Loop South Office              Houston, Texas      28.2 (4)      16.4 (6)       0.2
                         Property

RESORT/HOTEL
October 19, 2004         Hyatt Regency Hotel                      Albuquerque,
                                                                  New Mexico          32.2 (7)         -           4.2
RESIDENTIAL DEVELOPMENT
September 14, 2004       Breckenridge Commercial Retail           Breckenridge,
                         Center                                   Colorado             1.5           0.7 (6)      (0.1)
UNDEVELOPED LAND
December 23, 2004        5.7 acres undeveloped land               Houston, Texas       4.0 (4)         -           1.4
December 17, 2004        5.3 acres undeveloped land               Houston, Texas      22.3 (4)         -           8.3
November 12, 2004        72.7 acres undeveloped land              Monterey,
                                                                  California           1.0 (4)         -           0.7
August 16, 2004          2.5 acres undeveloped land               Houston, Texas       6.4 (4)(8)      -           7.6
June 17, 2004            Ptarmigan Place - 3.0 acres of adjacent  Denver, Colorado
                         undeveloped land                                              2.9 (1)         -           0.9

------------------------------
(1) Proceeds were used to pay down a portion of our Bank of America Fund XII Term Loan.

(2) Of the $4.6 million impairments recorded, $3.4 million was recorded during the year ended December 31, 2003 and $1.2 million during the year ended December 31, 2004.

(3) We continue to provide management and leasing services for this property.

(4) Proceeds were used primarily to pay down our credit facility.

(5) Impairment was recognized during the year ended December 31, 2004.

(6) Impairment was recognized during the year ended December 31, 2003.

(7) Proceeds were used to pay down our Bank of America Fund XII Term Loan in the amount of $26.0 million and the remainder was used to pay down our credit facility.

(8) In addition to the $6.4 million net cash proceeds, we also received a note receivable of $5.6 million. The note provides for payments of principal of $0.5 million due December 2004, annual installments of $1.0 million due beginning August 2005 through August 2008, and $1.1 million due at maturity in August 2009 and does not bear interest.

                              RESULTS OF OPERATIONS

      The following table shows the variance in dollars for certain of our operating data between the years ended December 31, 2004 and 2003 and the years ended December 31, 2003 and 2002.

                                                                    TOTAL VARIANCE IN   TOTAL VARIANCE IN
                                                                     DOLLARS BETWEEN     DOLLARS BETWEEN
                                                                     THE YEARS ENDED     THE YEARS ENDED
                                                                      DECEMBER 31,        DECEMBER 31,
                    (in millions)                                     2004 AND 2003       2003 AND 2002
                                                                    -----------------   -----------------
REVENUE:
  Office Property                                                   $            8.1    $         (41.2)
  Resort/Hotel Property                                                          9.5               16.9
  Residential Development Property                                              89.4              (37.0)
                                                                    ----------------    ---------------

     TOTAL PROPERTY REVENUE                                         $          107.0    $         (61.3)
                                                                    ----------------    ---------------
EXPENSE:
  Office Property real estate taxes                                 $           (3.4)    $         (7.3)
  Office Property operating expenses                                            10.4                4.1
  Resort/Hotel Property expense                                                 12.9               18.2
  Residential Development Property expense                                      74.3              (39.4)
                                                                    ----------------    ---------------
     TOTAL PROPERTY EXPENSE                                         $           94.2    $         (24.4)
                                                                    ----------------    ---------------

     INCOME FROM PROPERTY OPERATIONS                                $           12.8    $         (36.9)
                                                                    ----------------    ---------------

OTHER INCOME (EXPENSE):
  Income from sale of investment in unconsolidated company, net     $          (86.2)   $          86.2
  Income from investment land sales, net                                         5.8               (9.6)
  Gain on joint venture of properties, net                                     265.7              (18.1)
  Loss on property sales, net                                                      -                0.8
  Interest and other income                                                     10.2              (19.8)
  Corporate general and administrative                                          (6.2)              (6.9)
  Interest expense                                                              (4.7)               6.9
  Amortization of deferred financing costs                                      (2.0)              (0.8)
  Extinguishment of debt                                                       (42.6)                 -
  Depreciation and amortization                                                (19.4)             (15.0)
  Impairment charges related to real estate assets                               4.5                4.6
  Other expenses                                                                 5.2                6.9
  Equity in net income (loss) of unconsolidated companies:
     Office Properties                                                          (4.9)             (12.1)
     Resort/Hotel Properties                                                    (6.0)               5.9
     Residential Development Properties                                        (12.7)             (29.4)
     Temperature-Controlled Logistics Properties                                 4.0                5.1
     Other                                                                       3.8                2.6
                                                                    ----------------    ---------------
     TOTAL OTHER INCOME (EXPENSE)                                   $          114.5    $           7.3
                                                                    ----------------    ---------------

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
INTERESTS AND INCOME TAXES                                          $          127.3    $         (29.6)

  Minority interests                                                            (6.2)               9.7
  Income tax benefit (provision)                                                40.0              (31.7)
                                                                    ----------------    ---------------

INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                          $          161.1    $         (51.6)

  Income from discontinued operations                                           (2.5)             (16.7)
  Impairment charges related to real estate assets from
  discontinued operations                                                       26.0              (24.9)
  Gain on real estate from discontinued operations                             (10.9)               0.3
  Cumulative effect of a change in accounting principle                         (0.4)              10.3
                                                                    ----------------    ---------------

NET INCOME                                                          $          173.3    $         (82.6)

  Series A Preferred Unit distributions                                         (5.5)              (1.5)
  Series B Preferred Unit distributions                                            -               (3.0)
                                                                    ----------------    ---------------
NET INCOME (LOSS) AVAILABLE TO PARTNERS                             $          167.8    $         (87.1)
                                                                    ================    ===============

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 TO THE YEAR ENDED DECEMBER 31,
2003

PROPERTY REVENUES

      Total property revenues increased $107.0 million, or 12.3%, to $978.7 million for the year ended December 31, 2004, as compared to $871.7 million for the year ended December 31, 2003. The primary components of the increase in total property revenues are discussed below.

   - Office Property revenues increased $8.1 million, or 1.7%, to $484.0 million, primarily due to:

         - an increase of $48.7 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004 , The Alhambra in August 2004, and 1301 McKinney Street, One Live Oak and Peakview Tower in December 2004; and

         - an increase of $3.8 million resulting from third party management services and related direct expense reimbursements; partially offset by

         - a decrease of $21.6 million due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004;

         - a decrease of $21.1 million from the 43 consolidated Office Properties (excluding 2003 and 2004 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to a decrease in full service weighted average rental rates, a 0.5 percentage point decline in average occupancy (from 83.2% to 82.7%), a decrease in recoveries due to expense reductions and base year rollover of significant customers, and a decline in net parking revenues;

         - a decrease of $1.1 million due to nonrecurring revenue earned in 2003; and

         - a decrease of $0.7 million in net lease termination fees (from $9.7 million to $9.0 million).

   - Resort/Hotel Property revenues increased $9.5 million, or 5.5%, to $183.5 million, primarily due to:

         - an increase of $8.7 million at the luxury and destination fitness resort Properties related to a 10% increase in revenue per available room (from $475 to $521) as a result of an 8% increase in average daily rate (from $661 to $713) and a 3 percentage point increase in occupancy (from 76% to 79%); and

         - an increase of $1.1 million at the Resort Properties primarily related to an increase in food and beverage and spa revenue of $1.7 million, partially offset by a 2% decrease in revenue per available room (from $174 to $171) as a result of a 2 percentage point decrease in occupancy (from 62% to 60%) related to the renovation of 97 historic inn rooms at the Sonoma Mission Inn, which were out of service for the first six months of 2004, and the renovation of 13 suites at the Ventana Inn, which were out of service in the second and third quarters of 2004; partially offset by

         - a decrease of $0.3 million at the business class hotel Properties related to a 4% decrease in revenue per available room (from $76 to $73) as a result of a 2% decrease in average daily rate (from $111 to $109) and a 1 percentage point decrease in occupancy (from 68% to 67%) partially offset by a $0.5 million increase in food and beverage revenue.

   - Residential Development Property revenues increased $89.4 million, or 40.3%, to $311.2 million, primarily due to:

         - an increase of $65.6 million in CRDI revenues related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the Old Greenwood timeshare project and Gray's Crossing lot project in Tahoe, California and the Horizon Pass project in Bachelor Gulch, Colorado, which had sales in 2004 but none for the year ended December 31, 2003 as the projects were not available for sale; partially offset by the Old Greenwood lot project in Tahoe, California, the Cresta project in Arrowhead, Colorado, the Creekside at Riverfront Park project in Denver, Colorado, and the One Vendue project in Charleston, South Carolina, which had reduced or no sales in 2004;

         - an increase of $13.4 million in DMDC revenues related to product mix and increased lots sales (from 60 to 68);

         - an increase of $8.2 million in other revenue at DMDC and CRDI. The increase at DMDC is primarily due to a settlement for partial reimbursement of construction remediation costs and at CRDI is primarily due to restaurant revenues in Denver, Colorado, beginning in the fourth quarter of 2003; and

         - an increase of $4.8 million in club revenue at DMDC and CRDI. The increase at DMDC is primarily due to increased membership levels and an increase in dues, and at CRDI is primarily due to the addition of a golf course in Truckee, California and the full impact in 2004 of the sale of club memberships at the Tahoe Mountain Resorts property, which began selling memberships in mid-2003; partially offset by

         - a decrease of $1.7 million in other revenue due to interest income recorded in 2003 for our note receivable with the Woodlands entities which was sold in December 2003.

PROPERTY EXPENSES

      Total property expenses increased $94.2 million, or 16.6%, to $662.0 million for the year ended December 31, 2004, as compared to $567.8 million for the year ended December 31, 2003. The primary components of the variances in property expenses are discussed below.

   - Office Property expenses increased $7.0 million, or 3.1%, to $234.4 million, primarily due to:

         - an increase of $16.1 million from the acquisition of The Colonnade in August 2003, Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004, the Alhambra in August 2004, 1301 McKinney Street, One Live Oak, and Peakview Tower in December 2004; and

         - an increase of $3.2 million related to the cost of providing third party management services to joint venture properties, which are recouped by increased third party fee income and direct expense reimbursements; partially offset by

         - a decrease of $10.9 million due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004; and

         - a decrease of $1.7 million from the 43 consolidated Office properties (excluding 2003 and 2004 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to:

               -  $2.9 million decrease in property taxes and insurance; and

               -  $0.4 million decrease in utilities; partially offset by

               -  $0.9 million increase in building repairs and maintenance; and

               -  $0.7 million increase in administrative expenses.

   - Resort/Hotel Property expenses increased $12.9 million, or 9.0%, to $155.8 million, primarily due to:

         - an increase of $8.7 million primarily resulting from a $4.6 million increase in operating expenses at the luxury and destination fitness resort Properties related to increased expenses associated with the medical service segment and the increase in average occupancy of 3 percentage points (from 76% to 79%), and a $3.7 million increase primarily in general and administrative, marketing and employee benefit costs;

         - an increase of $2.3 million in operating expenses primarily related to food and beverage and spa operating costs at Park Hyatt Beaver Creek resulting from increased volume; and

         - an increase of $1.9 million in other expense categories, primarily related to an increase in Sarbanes-Oxley compliance costs and management fees at the luxury and destination fitness resort Properties as a result of higher revenues.

   - Residential Development Property expenses increased $74.3 million, or 37.6%, to $271.8 million, primarily due to:

         - an increase of $47.8 million in CRDI cost of sales related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the Old Greenwood timeshare project and Gray's Crossing lot project in Tahoe, California and the Horizon Pass project in Bachelor Gulch, Colorado, which had sales in 2004 but none for the year ended December 31, 2003 as the projects were not available for sale; partially offset by the Old Greenwood lot project in Tahoe, California, the Cresta project in Arrowhead, Colorado, the Creekside at Riverfront Park project in Denver, Colorado, and the One Vendue project in Charleston, South Carolina, which had reduced or no sales in 2004;

         - an increase of $10.6 million in marketing and other expenses at certain CRDI projects and the Ritz Carlton condominium Dallas residence project;

         - an increase of $8.3 million in DMDC cost of sales due to increased lot sales and higher priced lots sold in 2004 compared to 2003;

         - an increase of $6.3 million in club operating expenses due to increased membership levels at CRDI and DMDC, a restaurant addition at CRDI and golf course and clubhouse additions at DMDC and CRDI; and

         -  an increase of $0.8 million in other expense categories.

OTHER INCOME/EXPENSE

      Total other income and expenses decreased $114.5 million, or 47.3%, to $127.5 million for the year ended December 31, 2004, compared to $242.0 million for the year ended December 31, 2003. The primary components of the decrease in total other income and expenses are discussed below.

   OTHER INCOME

      Other income increased $179.7 million, or 135.5%, to $312.3 million for the year ended December 31, 2004, as compared to $132.6 million for the year ended December 31, 2003. The primary components of the increase in other income are discussed below.

   - Gain on joint venture of properties, net increased $265.7 million, due to the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties.

   - Income from sales of investments in unconsolidated company, net decreased $86.2 million due to the sale of our interest in the Woodlands entities in December 2003.

   - Income from investment land sales, net increased $5.8 million due to the gain of $18.9 million on sales of five parcels of undeveloped investment land in 2004 as compared to the gain of $13.1 million on sales of three parcels of undeveloped investment land in 2003.

   - Interest and other income increased $10.2 million, or 130.8%, primarily due to:

         - $3.7 million received from COPI pursuant to the COPI bankruptcy plan for notes receivable previously written off in 2001;

         - $2.8 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance;

         - $1.6 million of interest and dividends received on other marketable securities;

         - $1.1 million increase in interest on certain notes resulting from note amendments in December 2003; and

         - $0.4 million of interest on a mezzanine loan secured by an ownership interest in an entity that owns an office property in Los Angeles, California.

   - Equity in net income of unconsolidated companies decreased $15.8 million, or 62.2%, to $9.6 million, primarily due to:

         - a decrease of $13.8 million in Office Properties, Residential Development Properties and Other equity in net income primarily due to:

               - a decrease of $14.4 million in net income recorded in 2003 related to our interests in the Woodlands entities which were sold in December 2003; partially offset by

               - an increase of $1.2 million in income recorded on Main Street Partners, L.P.; and

               - an increase of $1.0 million in income recorded from the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties.

         - a decrease of $6.0 million in Resort/Hotel Properties equity in net income primarily due to net income recorded in 2003 for our interest in the Ritz-Carlton Hotel, which was sold in November 2003, and included a $1.1 million payment which we received from the operator of the property pursuant to the terms of the operating agreement because the property did not achieve a specified net operating income level; partially offset by

         - an increase of $4.0 million in AmeriCold Realty Trust equity in net income primarily due to the $12.3 million gain, net of transaction costs, on the sale of a portion of our interests in AmeriCold to The Yucaipa Companies; partially offset by

               - a $3.6 million increase in interest expense primarily attributable to the $254.0 million mortgage financing with Morgan Stanley in February 2004;

               - a $1.9 million impairment recorded in connection with the business combination of the tenant and landlord entities; and

               - a $1.5 million decrease associated with a decrease in rental income.

   OTHER EXPENSES

      Other expenses increased $65.2 million, or 17.4%, to $439.8 million for the year ended December 2004, compared to $374.6 million for the year ended December 31, 2003. The primary components of the increase in other expenses are discussed below.

   -  Extinguishment of debt increased $42.6 million, primarily due to:

         - $17.5 million related to the securities purchased in excess of the debt balance to defease LaSalle Note I in connection with the joint venture of Office Properties;

         - $17.5 million prepayment penalty associated with the payoff of the JP Morgan Chase Mortgage Loan in connection with the joint venture of Office Properties;

         - $1.0 million mortgage prepayment fee associated with the payoff of the Lehman Brothers Holdings, Inc. Loan in connection with the joint venture of Office Properties;

         - $6.6 million write off of deferred financing costs, of which $3.1 million related to the joint venture or sale of real estate assets.

   - Depreciation and amortization costs increased $19.4 million, or 13.5%, to $163.6 million primarily due to:

         - $10.7 million increase in Office Property depreciation expense attributable to:

               - $16.1 million increase from the acquisitions of The Colonnade in August 2003, Hughes Center in December 2003 through May 2004, Dupont Centre in March 2004, and The Alhambra in August 2004;

               - $1.3 million increase due to building improvements; partially offset by

               - $3.8 million decrease due to accelerated depreciation for lease terminations in 2003; and

               - $2.2 million decrease due to the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central in November 2004;

         - $4.4 million increase in Resort/Hotel Property depreciation and amortization costs; and

         - $4.1 million increase in Residential Development Property depreciation and amortization costs.

   - Corporate general and administrative costs increased $6.2 million, or 19.0%, to $38.9 million due to Sarbanes-Oxley compliance related costs, increased legal and external audit costs, as well as costs associated with salary merit increases and employee benefits.

   - Interest expense increased $4.7 million, or 2.7%, to $176.8 million primarily due to:

         - $4.2 million related to the Fountain Place Office Property transaction;

         - $2.9 million related to an increase of $175.0 million in the weighted average debt balance (from $2,498 million to $2,673 million) partially offset by a 0.3% decrease in the hedged weighted average interest rate (from 7.1% to 6.8%); partially offset by

         - $2.4 million decrease related to amortization of above average interest rate on obligations assumed in the acquisition of Hughes Center.

   - Amortization of deferred financing costs increased $2.0 million, or 18.0%, to $13.1 million due to debt restructuring and refinancing activities, primarily related to the new Bank of America Fund XII Term Loan.

   - Other expenses decreased $5.2 million, or 88.1%, to $0.7 million primarily due to:

         - $2.8 million decrease due to impairment and disposals of marketable securities in 2003; and

         - $2.6 million decrease due to reduction of the reserve for the COPI bankruptcy pursuant to the settlement terms in 2004; partially offset by

         - $1.0 million increase due to the impairment of a marketable security in 2004.

   - Impairment charges related to real estate assets decreased $4.5 million, or 52.3%, to $4.1 million due to:

         - a decrease of $6.5 million due to the impairment associated with the settlement of a real estate note obligation in 2003 with an unconsolidated investment that primarily held real estate investments and marketable securities;

         - a decrease of $1.2 million due to the impairment of the North Dallas Athletic Club in 2003; partially offset by

         - an increase of $4.1 million due to the impairment related to the demolition of the old clubhouse at the Sonoma Club in the third quarter 2004 in order to construct a new clubhouse.

INCOME TAX BENEFIT/ PROVISION

      The $40.0 million decrease in the income tax expense to a $13.0 million income tax benefit for the year ended December 31, 2004, as compared to the income tax provision of $27.0 million for the year ended December 31, 2003, is primarily due to the $34.7 million tax expense related to the gain on the sale of our interests in the Woodlands entities, and a $5.4 million tax benefit associated with lower net income recorded in 2004 compared to 2003 for the Resort/Hotel and Residential Development Properties' operations.

DISCONTINUED OPERATIONS

      Income from discontinued operations from assets sold and held for sale increased $12.6 million, to $9.8 million, primarily due to:

   - an increase of $16.4 million, due to the impairment of the 1800 West Loop South Office Property in 2003;

   - an increase of $5.5 million, due to the $8.3 million impairment of three properties in 2003 compared to the $2.8 million impairment of three properties in 2004; and

   - an increase of $4.8 million, due to impairments recorded in 2003 on the behavioral healthcare properties; partially offset by

   - a decrease of $10.8 million, due to a $12.1 million aggregate gain on the sale of two Office Properties in 2003 compared to a $1.3 million aggregate gain on the sale of nine properties in 2004; and

   - a decrease of $2.5 million, due to the reduction of net income associated with properties held for sale in 2004 compared to 2003.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003, TO THE YEAR ENDED DECEMBER 31, 2002

      The following comparison of the results of operations for the year ended December 31, 2003, and for the year ended December 31, 2002, reflects the consolidation of eight of the Resort/Hotel Properties and three of the Residential Development Properties commencing on February 14, 2002, as a result of the COPI transaction. Prior to February 14, 2002, the results of operations of the Resort/Hotel Properties were reflected in our consolidated financial statements as lease payments and as equity in net income for the Residential Development Properties. Because the results of operations of these Properties are consolidated for the full period in 2003, as compared to a partial period in 2002, our financial statements do not provide a direct comparison of the results of operations of the Resort/Hotel Properties or the Residential Development Properties for the full periods in 2003 and 2002.

PROPERTY REVENUES

      Total property revenues decreased $61.3 million, or 6.6%, to $871.7 million for the year ended December 31, 2003, as compared to $933.0 million for the year ended December 31, 2002. The components of the decrease in total revenues are discussed below.

   - Office Property revenues decreased $41.2 million, or 8.0%, to $475.9 million, primarily due to:

         - a decrease of $27.7 million from the 53 consolidated Office Properties (excluding 2002 and 2003 acquisitions and properties held for sale) that we owned or had an interest in, primarily due a 4.6 percentage point decline in occupancy (from 89.4% to 84.8%) resulting in decreases in both rental revenue and operating expense recoveries and decreases in net parking revenues;

         - a decrease of $23.6 million resulting from the contribution of two Office Properties to joint ventures in third quarter 2002;

         - a decrease of $5.0 million related to net insurance proceeds received in 2002 as a result of an insurance claim on one of our Office Properties that had been damaged as a result of a tornado;

         - a decrease of $1.1 million in development revenue from the construction of 5 Houston Center in 2002; partially offset by

         - an increase of $11.5 million from the acquisition of Johns Manville Plaza in August 2002 and The Colonnade in August 2003;

         - an increase of $3.7 million resulting from third party management services and related direct expense reimbursements; and

         - an increase of $1.3 million resulting from deferred rent recognition for a tenant in 2003.

   - Resort/Hotel Property revenues increased $16.9 million, or 10.8%, to $174.1 million, primarily due to the consolidation of the operations of seven of the Resort/Hotel Properties for the full period in 2003 as compared to a partial period in 2002 as a result of the COPI transaction (prior to February 14, 2002, we recognized lease payments related to these Properties).

   - Residential Development Property revenues decreased $37.0 million, or 14.3%, to $221.7 million, primarily due to a reduction in lot and unit sales at Desert Mountain and CRDI.

PROPERTY EXPENSES

      Total property expenses decreased $24.4 million, or 4.1%, to $567.8 million for the year ended December 31, 2003, as compared to $592.2 million for the year ended December 31, 2002. The components of the decrease in expenses are discussed below.

   - Office Property expenses decreased $3.2 million, or 1.4%, to $227.4 million, primarily due to:

         - a decrease of $10.9 million resulting from the contribution of two Office Properties to joint ventures in 2002;

         - a decrease of $1.6 million related to consulting fees incurred in 2002 on the 5 Houston Center Office Property development and a reduction in nonrecurring legal fees for the Office Segment; and

         - a decrease of $0.7 million in operating expenses from the 53 consolidated Office Properties (excluding 2002 and 2003 acquisitions and properties held for sale) that we owned or had an interest in, due to:

               - $4.8 million decrease in property taxes and other taxes and assessments;

               -  $2.9 million decrease in bad debt expense;

               -  $2.1 million decrease in building repairs and maintenance;

               - $1.2 million decrease in cleaning and security expenses; partially offset by

               - $10.5 million increase in utilities expense, primarily attributable to a utility contract for the Texas Office Properties entered into in February 2003 in which we paid a higher fixed contract price for actual electricity consumed; partially offset by

         - an increase of $4.3 million from the acquisition of Johns Manville Plaza in August 2002 and The Colonnade in August 2003; and

         - an increase of $3.1 million related to the cost of providing third party management services to joint venture properties, which are recouped by increased third party fee income and direct expense reimbursements.

   - Resort/Hotel Property expense increased $18.2 million, or 14.6%, to $142.9 million, primarily due to the consolidation of the operations of seven of the Resort/Hotel Properties for a full period in 2003, as compared to a partial period in 2002, as a result of the COPI transaction on February 14, 2002.

   - Residential Development Property expense decreased $39.4 million, or 16.6%, to $197.5 million, primarily due to a reduction in lot and unit sales and related costs at Desert Mountain and CRDI.

OTHER INCOME/EXPENSES

      Total other income and expenses decreased $7.3 million, or 2.9%, to $242.0 million for the year ended December 31, 2003, as compared to $249.3 million for the year ended December 31, 2002. The primary components of the decrease in total other income and expenses are discussed below.

OTHER INCOME

      Other income increased $10.8 million, or 8.9%, to $132.6 million for the year ended December 31, 2003, as compared to $121.8 million for the year ended December 31, 2002. The primary components of the increase in other income are discussed below.

   - Income from sale of investment in unconsolidated company, net increased $86.2 million due to the income received from the sale of our interests in the Woodlands entities which were sold in December 2003;

   - Equity in net income of unconsolidated companies decreased $27.9 million, or 52.2%, to $25.5 million due to:

         - a decrease of $29.4 million in Residential Development Properties equity in net income, primarily due to the consolidation of the operations of Desert Mountain and CRDI for the full period in 2003, as compared to a partial period in 2002, as a result of the COPI transaction on February 14, 2002;

         - a decrease of $12.1 million in Office Properties equity in net income, primarily due to the gain in 2002 from the sale of The Woodlands Mall partnership interest in which we had a 52.5% economic interest; partially offset by

         - an increase of $5.9 million in Resort/Hotel Properties equity in net income, primarily due to a gain on the sale of the Ritz Carlton Hotel in November 2003, and a payment received in 2003 from the operator of the property pursuant to the terms of the operating agreement because the property did not achieve the specified net operating income level;

         - an increase of $5.1 million in Temperature-Controlled Logistics Properties equity in net income due to the loss on the sale of one facility in 2002 and the gain on the sale of one facility in 2003, a decrease in interest expense, an increase in rental income due to improved operations, an increase in other income related to interest earned on deferred rent balance and reduced general and administrative expenses; and

         - an increase of $2.6 million in other unconsolidated companies primarily due to:

               - the consolidation of DBL Holdings, Inc., or DBL, on January 2, 2003, which incurred a $5.2 million impairment in 2002 for Class C-1 Notes issued by Juniper CBO 1000-1 Ltd., partially offset by earnings from G2 Opportunity Fund, L.P., or G2, in 2002;

               - $1.2 million of equity in earnings from G2 in 2003; partially offset by

               - equity losses of $2.4 million in 2003 resulting from operations at the Woodlands Conference Center and Country Club in 2003.

   - Gain on joint venture of properties, net decreased $18.1 million, due primarily to a net gain of $17.7 million on the joint venture of three properties in 2002.

   - Income from investment land sales, net decreased $9.6 million, or 42.5%, due to $22.6 million net income on the sale of three investments in undeveloped land, located in Texas and Arizona in 2002, compared to $13.0 million net income on the sale of three investments in undeveloped land located in Texas in 2003.

   - Interest and other income decreased $19.8 million, or 71.7%, to $7.8 million, primarily due to the payoff of two notes receivable, a gain on the sale of marketable securities, partially offset by legal settlement fees, all in 2002, and the result of the repayment in full in August 2002 of a loan that was originated in March 2000 from us to Crescent SH IX, Inc., a subsidiary of Crescent, in connection with the repurchase of 14,468,623 common shares of Crescent.

OTHER EXPENSES

      Other expenses increased $3.5 million, or 0.9%, to $374.6 million for the year ended December 31, 2003, as compared to $371.1 million the year ended December 31, 2002. The primary components of the increase in other expenses are discussed below.

   - Depreciation expense increased $15.0 million, or 11.6%, to $144.2 million in 2003, primarily due to:

         -  $13.1 million increase in Office Property depreciation, due to:

               - $15.1 million increase due to an increase in building improvements, lease commissions and other leasing costs;

               - an increase of $2.4 million from Johns Manville Office Property acquired in August 2002; partially offset by

               - a decrease of $4.4 million due to the contribution of two Office Properties to joint ventures in 2002; and

         - $2.1 million increase in Residential Development Property and Resort/Hotel Property.

   - Corporate general and administrative expenses increased $6.9 million, or 26.7%, to $32.7 million, primarily due to increased payroll and benefits, unitholder services, Sarbanes-Oxley related costs, management information systems and insurance expenses.

   - Interest expense decreased $6.9 million, or 3.9%, to $172.1 million, primarily due to a decrease of 0.69% in the hedged weighted average interest rate, partially offset by an increase of $73.4 million in the weighted average debt balance.

   - Other expenses decreased $6.9 million, or 53.9%, primarily due to expenses incurred in 2002 of:

         - $3.8 million due to legal expenses associated with matters relating to the Office Segment;

         - $1.9 million due to expense related to stock option note term extensions; and

         - $1.8 million due to write-off of costs associated with acquisitions no longer being actively pursued.

   - Impairment and other charges related to real estate assets decreased $4.6 million, or 34.8%, to $8.6 million due to:

         - a decrease of $9.6 million due to the impairment of the Canyon Ranch Las Vegas Spa in 2002;

         - a decrease of $2.6 million due to the impairment of the investment in Manalapan in 2002;

         - a decrease of $1.0 million due to the impairment on a parcel of undeveloped land located adjacent to the Washington Harbour Office Property; partially offset by

         - an increase of $6.5 million due to the impairment associated with the settlement of a real estate note obligation in 2003 with an unconsolidated investment that primarily held real estate investments and marketable securities;

         - an increase of $1.2 million due to the impairment of the North Dallas Athletic Club in 2003; and

         - an increase of $0.9 million due to the impairment of an executive home in 2003 which we acquired in June 2002 as part of the executive's relocation agreement.

INCOME TAX BENEFIT/PROVISION

      The $31.7 million increase in the income tax provision to $27.1 million for the year ended December 31, 2003, as compared to the income tax benefit of $4.6 million for the year ended December 31, 2002, is primarily due to the $34.7 million tax expense related to the gain on the sale of our interests in the Woodlands entities.

DISCONTINUED OPERATIONS

      Income from discontinued operations from assets sold and held for sale decreased $41.3 million, to a loss of $2.9 million for the year ended December 31, 2003. The primary components of the decrease in income from discontinued operations are discussed below:

   - a decrease of $16.4 million, due to the impairment in 2003 of the 1800 West Loop South Office Property;

   - a decrease of $16.7 million, due to the reduction of net income associated with properties held for sale in 2003 compared to 2002; and

   - a decrease of $8.4 million, due to the impairment of two Office Properties and six behavioral healthcare properties in 2003 compared to three behavioral healthcare properties in 2002.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

      Cumulative effect of a change in accounting principle increased $10.3 million due to the adoption of SFAS No. 142 on January 1, 2002. As a result of the initial application of this Statement, we recognized a goodwill impairment charge related to the Temperature-Controlled Logistics Properties of approximately $10.3 million. This charge was reported as a change in accounting principle for the year ended December 31, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

      Our primary sources of liquidity are cash flow from operations, our credit facility, net cash received from our Residential Development Segment and proceeds from asset sales and joint ventures. Our short-term liquidity requirements through December 31, 2005, consist primarily of our normal operating expenses, principal and interest payments on our debt, amounts due at maturity of our debt obligations, distributions to our unitholders and capital expenditures. Our long-term liquidity requirements consist primarily of debt obligations maturing after December 31, 2005, distributions to our unitholders and capital expenditures.

SHORT-TERM LIQUIDITY

      We believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred units, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2005. The cash flow from our Residential Development segment is cyclical in nature and primarily realized in the last quarter of each year. We expect to meet temporary shortfalls in operating cash flow caused by this cyclicality through working capital draws under our credit facility. However, our cash flow from operations is not expected to fully cover the distributions on our units in 2005 and 2006. We intend to use cash generated from 1) cash received in excess of required reinvestment in our Residential Development Segment, estimated at approximately $79.0 million and $66.0 million in 2005 and 2006, respectively; 2) business initiatives including investment land sales; 3) other income and 4) borrowings under our credit facility to cover this shortfall.

      In addition, in 2005 we expect to make capital expenditures of approximately $80.9 million, primarily relating to new developments of investment property that are not in the ordinary course of operations of our business. We anticipate funding these short-term liquidity requirements primarily through construction loans and borrowings under our credit facility or additional debt facilities. As of December 31, 2004, we also had maturing debt obligations of $229.2 million through December 31, 2005, consisting primarily of our credit facility of $142.5 million and the maturity of a single asset loan of $36.8 million in December. We refinanced the credit facility in February 2005 with a new $300 million revolving credit facility which matures on December 31, 2006 and intend to refinance the Metropolitan Life Note V secured by the Datran Center with a new fixed rate facility. The remaining maturities consist primarily of normal principal amortization and will be met with cash flow from operations. Of the $229.2 million of debt maturing in 2005, $22.7 million relates to the Residential Development Segment and will be retired with the sales of the corresponding land or units or will be refinanced.

LONG-TERM LIQUIDITY

      Our long-term liquidity requirements as of December 31, 2004, consist primarily of $1.9 billion of debt maturing after December 31, 2005. We also have $152.6 million of expected long-term capital expenditures relating to capital investments that are not in the ordinary course of operations of our business. We anticipate meeting these obligations primarily through refinancing maturing debt with long-term secured and unsecured debt and through other debt and equity financing alternatives as well as cash proceeds from asset sales and joint ventures and construction loans.

CASH FLOWS

      Our cash flow from operations is primarily attributable to the operations of our Office, Resort/Hotel and Residential Development Properties. The level of our cash flow depends on multiple factors, including rental rates and occupancy rates at our Office Properties, room rates and occupancy rates at our Resort/Hotel Properties and sales of lots and units at our Residential Development Properties. Our net cash provided by operating activities is also affected by the level of our operating and other expenses.

      For the year ended December 31, 2004, the Office Segment, Resort/Hotel Segment and Residential Development Segment accounted for 49%, 19% and 32%, respectively, of our total revenues. Our top five tenants accounted for approximately 13% of our total Office Segment rental revenues for the year ended December 31, 2004. The loss of one or more of our major tenants would have a temporary adverse effect on cash flow from operations until we were able to re-lease the space previously leased to these tenants. Based on rental revenues from office leases in effect as of December 31, 2004, no single tenant accounted for more than 6% of our total Office Segment rental revenues for 2004.

      During the year ended December 31, 2004, our cash flow from operations was insufficient to meet our short-term liquidity requirements, excluding capital expenditures not in the ordinary course of operations of our business and debt maturities. We funded this shortfall primarily with a combination of borrowings under our credit facility, cash received less required investment from our Residential Development Segment, and proceeds from asset sales and joint ventures.

DEBT AND EQUITY FINANCING ALTERNATIVES

      Debt and equity financing alternatives currently available to us to satisfy our liquidity requirements include:

   - Additional proceeds from our new credit facility under which we had up to $199.8 million of borrowing capacity available as of March 1, 2005, and which may be increased by $100.0 million subject to certain market conditions;

   - Additional proceeds from the refinancing of existing secured and unsecured debt;

   -  Additional debt secured by existing underleveraged properties;

   -  Issuance of additional unsecured debt; and

   - Equity offerings including preferred and/or convertible securities or joint ventures of existing properties.

      The following factors could limit our ability to utilize these financing alternatives:

   - A reduction in the operating results of the Properties supporting our credit facility to a level that would reduce the availability of funds under the credit facility;

   - A reduction in the operating results of the Properties could limit our ability to refinance existing secured and unsecured debt, or extend maturity dates or could result in an uncured or unwaived event of default;

   - We may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

   - Restrictions under our debt instruments or outstanding equity may prohibit us from incurring debt or issuing equity on terms available under then-prevailing market conditions or at all;

   - We may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance; and

   - We may be unable to increase our new credit facility by $100.0 million, as provided under the terms of the facility, due to adverse changes in market conditions.

FUNDS AVAILABLE FOR INVESTMENT

      In addition, through the joint venture of $1.2 billion in assets, partial sale of our equity position in Temperature-Controlled Logistics, the consummated and expected sales of other non-core assets which include land sales, future sale of the Denver Marriott and Albuquerque Plaza, and the recapitalization of Canyon Ranch, all of which occurred in the fourth quarter 2004 or are expected to occur in the first or second quarter 2005, we expect to have approximately $525.0 million in liquidity for new investments, of which $481.6 million has been received to date. Of this amount, $184.4 million has been invested and $297.2 million has been used to pay down debt until reinvestment opportunities arise.

CASH FLOWS

      Cash and cash equivalents were $84.5 million and $74.9 million at December 31, 2004 and 2003, respectively. This 12.8% increase is attributable to $87.2 million provided by operating activities, partially offset by $77.6 million used in investing and financing activities.

                                                 FOR THE YEAR ENDED
 (in millions)                                   DECEMBER 31, 2004
----------------------------------------------   ------------------
Cash provided by Operating Activities            $            87.2
Cash provided by Investing Activities                        633.3
Cash used in Financing Activities                           (710.9)
                                                 -----------------
Increase in Cash and Cash Equivalents            $             9.6
Cash and Cash Equivalents, Beginning of Period                74.9
                                                 -----------------
Cash and Cash Equivalents, End of Period         $            84.5
                                                 =================

OPERATING ACTIVITIES

      Our cash provided by operating activities of $87.2 million is attributable to Property operations.

INVESTING ACTIVITIES

      Our cash provided by investing activities of $633.3 million is primarily attributable to:

         - $1,028.9 million of proceeds from joint venture partners due to the joint venture of Office Properties in November 2004;

         - $174.9 million of proceeds from the sale of six Office Properties and one Resort/Hotel Property;

         - $125.1 million return of investment from AmeriCold Realty Trust Properties due primarily to the $90.0 million received as a result of additional financing at AmeriCold Realty Trust and proceeds received from the sale of an interest in AmeriCold Realty Trust to The Yucaipa Companies;

         - $75.4 million decrease in restricted cash, due primarily to an $89.9 million decrease in escrow deposits for the purchase of the Hughes Center Office Properties in January and February 2004 ;

         -  $13.8 million of proceeds from defeasance investment maturities;

         -  $3.2 million of proceeds from the sale of VCQ;

         - $3.0 million return of investment from unconsolidated Office Properties; and

         - $1.3 million return of investment from unconsolidated Resort/Hotel Properties.

         The cash provided by investing activities is partially offset by:

         - $381.7 million for the acquisition of investment properties, primarily due to the acquisition of twelve Office Properties;

         - $202.4 million purchase of U.S. Treasuries and government sponsored agency securities in connection with the defeasance of LaSalle Note II and Nomura Funding VI;

         - $92.9 million for revenue and non-revenue enhancing tenant improvement and leasing costs for Office Properties;

         - $42.0 million for property improvements for rental properties, primarily attributable to non-recoverable building improvements for the Office Properties, renovations at Sonoma Mission Inn and Ventana Inn, and replacement of furniture, fixtures and equipment for the Resort/Hotel Properties;

         - $35.4 million for development of amenities at the Residential Development Properties;

         - $15.2 million increase in notes receivables, primarily due to a $22.0 million mezzanine loan secured by ownership interests in an office property in Los Angeles, California;

         - $10.1 million of additional investment in unconsolidated Office Properties primarily due to a $9.6 million contribution to Main Street Partners L.P., which owns Bank One Center Office Property;

         - $4.4 million additional investment in unconsolidated Other companies;

         - $4.1 million for development of properties, primarily the Houston Center Shops redevelopment;

         -  $2.4 million additional investment in unconsolidated
            Temperature-Controlled Logistics Properties; and

         - $2.2 million additional investment in unconsolidated Residential Development Properties.

FINANCING ACTIVITIES

      Our cash used in financing activities of $710.9 million is primarily attributable to:

         - $1,027.7 million payments under borrowings, due primarily to the pay off of the Deutsche Bank-CMBS Loan, the JP Morgan Mortgage Note, the Fleet Fund I Term Loan, the Lehman Capital Note and the pay down of the Bank of America Fund XII Term Loan and LaSalle Note I;

         -  $626.5 million payments under our credit facility;

         -  $175.8 million distributions to unitholders;

         -  $118.5 million Residential Development Property note payments;

         -  $32.0 million distributions to preferred unitholders;

         - $12.9 million debt financing costs primarily associated with the $275 million Bank of America Fund XII Term Loan, the Lehman Capital Note, and the Morgan Stanley Mortgage Capital Inc Note;

         -  $8.6 million capital distributions to joint venture partners; and

         -  $2.4 million amortization of debt premiums.

         The cash used in financing activities is partially offset by:

         - $577.1 million proceeds from other borrowings, primarily as a result of the Bank of America Fund XII Term Loan secured by the Fund XII Properties, the Lehman Capital Note secured by the Fountain Place Office Property, the Metropolitan Life Note VII secured by the Dupont Centre Office Property, the Morgan Stanley Mortgage Capital Inc. Note secured by the 1301 McKinney Street Office Property, and the Wachovia Securities Note secured by The Alhambra Office Properties;

         -  $530.0 million proceeds from borrowings under our credit facility;

         - $111.7 million proceeds from borrowings for construction costs for infrastructure development at the Residential Development Properties;

         - $71.0 million net proceeds from issuance of Series A Preferred Units; and

         -  $2.8 million capital contributions from joint venture partners.

LIQUIDITY REQUIREMENTS

CONTRACTUAL OBLIGATIONS

      The table below presents, as of December 31, 2004, our future scheduled payments due under these contractual obligations.

                                                                PAYMENTS DUE BY PERIOD
                                              ----------------------------------------------------------
 (in millions)                                  TOTAL       2005     2006/2007    2008/2009   THEREAFTER
                                              ---------   --------   ----------   ---------   ----------
Long-term debt(1)                             $ 2,729.4   $  372.4   $  1,030.2   $  886.6     $  440.2
Operating lease obligations (ground leases)       151.5        2.0          4.1        4.2        141.2
Purchase obligations:
   Mezzanine Debt (2)                              34.5       34.5            -          -            -
Capital expenditure obligations (3)               233.5       80.9        152.6          -            -
                                              ---------   --------   ----------   --------     --------
Total contractual obligations (4)             $ 3,148.9   $  489.8   $  1,186.9   $  890.8     $  581.4
                                              =========   ========   ==========   ========     ========

--------------------------------------------------
(1) Amounts include scheduled principal and interest payments for consolidated debt.

(2) On December 3, 2004, we entered into an agreement to loan $34.5 million in the form of a mezzanine loan secured by an ownership interest in an entity that owns an office property in New York, New York. On February 7, 2005, we closed on this commitment and immediately sold a 50% interest. The loan bears interest at LIBOR plus 775 basis points with an interest-only term until maturity in March of 2007, with the borrower having three one-year extension options.

(3) For further detail of capital expenditure obligations, see table under "Capital Expenditures" in this Item 7.

(4) As part of our ongoing operations, we execute operating lease agreements which generally provide tenants with leasehold improvement allowances. Committed leasehold improvement allowances for leases executed over the past three years have averaged approximately $67 million per year. Tenant leasehold improvement amounts are not included in the above table.

DEBT FINANCING SUMMARY

      The following tables show summary information about our debt, including our pro rata share of unconsolidated debt, as of December 31, 2004. Additional information about the significant terms of our debt financing arrangements and our unconsolidated debt is contained in Note 11, "Notes Payable and Borrowings under Credit Facility," and Note 9, "Investments in Unconsolidated Companies," of Item 8, "Financial Statements and Supplemental Data."

                                  AS OF DECEMBER 31, 2004
                     ------------------------------------------------
                          TOTAL            SHARE OF
                        OPERATING       UNCONSOLIDATED
(in thousands)       PARTNERSHIP DEBT        DEBT           TOTAL
                     ----------------   --------------   ------------
Fixed Rate Debt      $  1,552,514       $    439,217     $  1,991,731
Variable Rate Debt        599,741 (1)       140,132           739,873
                     ------------       ------------     ------------
Total Debt           $  2,152,255        $   579,349     $  2,731,604
                     ============       ============     ============

      (1) $411.3 million of this variable rate debt has been hedged.

      Listed below are the aggregate required principal payments by year as of December 31, 2004. Scheduled principal installments and amounts due at maturity are included.

                                                                                     TOTAL
                                                                   OPERATING        SHARE OF
                   SECURED        UNSECURED     UNSECURED DEBT    PARTNERSHIP    UNCONSOLIDATED
(in thousands)      DEBT            DEBT        LINE OF CREDIT       DEBT             DEBT          TOTAL(1)
--------------   ------------   -------------   --------------   -------------   --------------   ------------
2005             $     86,670   $           -    $    142,500    $     229,170   $       62,712   $    291,882
2006                  459,173               -               -          459,173           24,805        483,978
2007                  104,252         250,000               -          354,252           47,126        401,378
2008                  108,370               -               -          108,370           43,280        151,650
2009                  274,230         375,000               -          649,230           79,643        728,873
Thereafter            352,060               -                          352,060          321,783        673,843
                 ------------   -------------    ------------    -------------   --------------   ------------
                 $  1,384,755   $     625,000    $    142,500    $   2,152,255   $      579,349   $  2,731,604
                 ============   =============    ============    =============   ==============   ============


------------------------------------
(1) Based on contractual maturity and does not include the refinance of the credit facility, extension options on Bank of America Fund XII Term Loan, Morgan Stanley Mortgage Capital Inc. Note II, Fleet National Bank Note or the expected early payment of LaSalle Note I.

CAPITAL EXPENDITURES

      As of December 31, 2004, we had unfunded capital expenditures of approximately $233.5 million relating to capital investments that are not in the ordinary course of operations of the Operating Partnership's business segments. The table below specifies our requirements for capital expenditures and the amounts funded as of December 31, 2004, and amounts remaining to be funded (future funding classified between short-term and long-term capital requirements):

                                                                                                         CAPITAL EXPENDITURES
                                                                                                     ----------------------------
                                                           TOTAL       AMOUNT FUNDED      AMOUNT     SHORT-TERM
                                                          PROJECT      AS OF DECEMBER  REMAINING TO   (NEXT 12       LONG-TERM
(in millions)                   PROJECT                   COST (1)        31, 2004         FUND      MONTHS) (2)  (12+ MONTHS)(2)
------------------------------------------------------  -------------  --------------  ------------  -----------  ---------------
OFFICE SEGMENT
   Houston Center Shops Redevelopment (3)               $        12.1           12.1   $          -  $        -     $         -

RESIDENTIAL DEVELOPMENT SEGMENT
    Tahoe Mountain Club(4)                                       74.6           53.4           21.2        21.2               -
    JPI Multi-family Investments Luxury Apartments (5)           53.3           20.9           32.4        19.4            13.0

RESORT/HOTEL SEGMENT
    Canyon Ranch - Tucson Land  -
              Construction Loan (6)                               2.4            1.2            1.2         1.2               -
OTHER
      SunTx (7)                                                  19.0           16.0            3.0         3.0               -
      The Ritz-Carlton (8)                                      195.8           20.1          175.7        36.1           139.6
                                                        -------------   ------------   ------------  ----------     -----------
TOTAL                                                   $       357.2   $      123.7   $      233.5  $     80.9     $     152.6
                                                        =============   ============   ============  ==========     ===========

------------------------------------------------------
(1)   All amounts are approximate.

(2) Reflects our estimate of the breakdown between short-term and long-term capital expenditures.

(3)   Located within the Houston Center Office Property complex.

(4) As of December 31, 2004, we had invested $53.4 million in Tahoe Mountain Club, which includes the acquisition of land and development of a golf course and club amenities. We plan to invest an additional $21.2 million in 2005 for the development of dining and ski facilities on the mountain and an additional golf course. We anticipate collecting membership deposits which will be utilized to fund a portion of the development costs.

(5) In October 2004, we entered into an agreement with JPI Multi-Family Investments, L.P. to develop a multi-family apartment project in Dedham, Massachusetts.

(6) We have a $2.4 million construction loan with the purchaser of the land, which is secured by nine developed lots and a $0.4 million letter of credit.

(7) This commitment is related to our investment in a private equity fund and its general partner. The commitment is based on cash contributions and distributions and does not consider equity gains or losses.

(8) In April 2004, we entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas with development to commence upon reaching an acceptable level of pre-sales for the residences. The development plans include a Ritz-Carlton with approximately 216 hotel rooms and 70 residences. Construction on the development is anticipated to begin in the second quarter of 2005.

OFF-BALANCE SHEET ARRANGEMENTS - GUARANTEE COMMITMENTS

      Our guarantees in place as of December 31, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees.

                                                                        GUARANTEED AMOUNT       MAXIMUM GUARANTEED
 (in thousands)                                                      OUTSTANDING AT DECEMBER         AMOUNT AT
  DEBTOR                                                                    31, 2004             DECEMBER 31, 2004
-----------------------------------------------------------------    -----------------------    ------------------
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)       $               7,572      $         7,572
Main Street Partners, L.P. - Letter of Credit (2) (3)                                 4,250                4,250
                                                                      ---------------------      ---------------
Total Guarantees                                                      $              11,822      $        11,822
                                                                      =====================      ===============

------------------------------
(1) We provide a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 9, "Investments in Unconsolidated Companies" of Item 8, "Financial Statements and Supplemental Data," for a description of the terms of this debt.

(3) We and our joint venture partner each provide separate Letters of Credit to guarantee repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

                            EQUITY AND DEBT FINANCING

EQUITY FINANCING

SERIES A PREFERRED OFFERING

      On January 15, 2004, Crescent completed an offering of an additional 3,400,000 Series A Convertible Cumulative Preferred Shares at $21.98 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $74.7 million. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders into common shares at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity and are not subject to sinking fund or mandatory redemption. At any time, the Series A Preferred Shares may be redeemed, at Crescent's option, by paying $25.00 per share plus any accumulated accrued and unpaid distributions. Dividends on the additional Series A Preferred Shares are cumulative from November 16, 2003, and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing February 16, 2004. The annual fixed dividend on the Series A Preferred Shares is $1.6875 per share.

      In connection with the January 2004 Series A Preferred Offering, we issued additional Series A Preferred Units to Crescent in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $3.7 million, of approximately $71.0 million. We used the net proceeds to pay down the our credit facility.

SHARE REPURCHASE PROGRAM

      Crescent commenced its Share Repurchase Program in March 2000. On October 15, 2001, Crescent's Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions. There were no share repurchases under the program for the year ended December 31, 2004. As of December 31, 2004, Crescent had repurchased 20,256,423 common shares under the share repurchase program, at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. All repurchased shares were recorded as treasury shares. The repurchase of common shares by Crescent will decrease their limited partner interest, which will result in an increase in net income per unit.

SHELF REGISTRATION STATEMENT

      On October 29, 1997, Crescent filed a shelf registration statement with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the shelf registration statement will provide us with more efficient and immediate access to capital markets when considered appropriate. As of March 2, 2005, approximately $510.0 million was available under the shelf registration statement for the issuance of securities.

DEBT FINANCING ARRANGEMENTS

      The significant terms of our primary debt financing arrangements existing as of December 31, 2004, are shown below:

                                                                               BALANCE           INTEREST
                                                                            OUTSTANDING AT       RATE AT
                                                               MAXIMUM       DECEMBER 31,       DECEMBER 31,         MATURITY
                    DESCRIPTION (1)                           BORROWINGS       2004                2004                DATE
------------------------------------------------------------  ----------  -----------------  ------------------  ------------------
                                                                 (dollars in thousands)
SECURED FIXED RATE DEBT:

     AEGON Partnership Note (Greenway Plaza)                  $  254,604  $    254,604               7.53%       July 2009
     LaSalle Note II (Fund II Defeasance) (2)                    157,477       157,477               7.79        March 2006
     LaSalle Note I (Fund I)  (3)                                103,300       103,300               7.83        August 2027
     Cigna Note (707 17th Street/Denver Marriott)                 70,000        70,000               5.22        June 2010
     Morgan Stanley I (Alhambra)                                  50,000        50,000               5.06        October 2011
     Bank of America Note (Colonnade)                             38,000        38,000               5.53        May 2013
     Metropolitan Life Note V (Datran Center)                     36,832        36,832               8.49        December 2005
     Mass Mutual Note (3800 Hughes) (4)                           36,692        36,692               7.75        August 2006
     Metropolitan Life Note VII (Dupont Centre)                   35,500        35,500               4.31        May 2011
     Northwestern Life Note (301 Congress)                        26,000        26,000               4.94        November 2008
     Allstate Note (3993 Hughes) (4)                              25,509        25,509               6.65        September 2010
     JP Morgan Chase (3773 Hughes)                                24,755        24,755               4.98        September 2011
     Metropolitan Life Note VI (3960 Hughes) (4)                  23,919        23,919               7.71        October 2009
     JP Morgan Chase I (3753/3763 Hughes)                         14,350        14,350               4.98        September 2011
     Northwestern Life II (3980 Hughes) (4)                       10,168        10,168               7.40        July 2007
     Woodmen of the World Note (Avallon IV)                        8,500         8,500               8.20        April 2009
     Nomura Funding VI Note (Fund VI Defeasance) (5)               7,659         7,659              10.07        July 2010
     Construction, Acquisition and other obligations
        for various CRDI and Mira Vista projects                   4,249         4,249       2.90 to 9.27        May 05 to Feb 09
                                                              ----------  ------------       ------------
             Subtotal/Weighted Average                        $  927,514  $    927,514               6.96%
                                                              ----------  ------------       ------------

UNSECURED FIXED RATE DEBT:
     The 2009 Notes (6)                                       $  375,000  $    375,000               9.25%       April 2009
     The 2007 Notes (6)                                          250,000       250,000               7.50        September 2007
                                                              ----------  ------------       ------------
             Subtotal/Weighted Average                        $  625,000  $    625,000               8.55%
                                                              ----------  ------------       ------------

SECURED VARIABLE RATE DEBT:
     Bank of America Term Loan (Fund XII) (7)                 $  199,995  $    199,995               4.53%       January 2006
     Fleet Term Loan (Distributions from Fund III, IV and V)      75,000        75,000               6.81        February 2007

     Morgan Stanley II (1301 McKinney Street) (8)                 70,000        70,000               3.64        January 2008
     National Bank of Arizona (Desert Mountain)                   26,000        25,459       5.25 to 6.25        June 2006
     Texas Capital Bank (Ritz-Carlton Hotel Construction)         10,500        10,500               4.46        July 2006
     FHI Finance Loan (Sonoma Mission Inn)                        10,000        10,000               6.81        September 2009
     The Rouse Company (Hughes Center undeveloped land)            7,500         7,500               6.25        December 2005
     Wells Fargo Bank (3770 Hughes) (9)                            4,774         4,774               4.00        January 2005
     Fleet National Bank (Jefferson Station Apartments) (10)      41,009         4,300               4.35        November 2007

     Construction, Acquisition and other obligations
        for various CRDI and Mira Vista projects                 147,262        49,713       4.66 to 6.25        July 05 to Sept 08
                                                              ----------  ------------       ------------
             Subtotal/Weighted Average                        $  592,040  $    457,241               4.96%
                                                              ----------  ------------       ------------

UNSECURED VARIABLE RATE DEBT:
     Credit Facility (11)                                     $  300,473  $    142,500 (12)          4.61%       May 2005
                                                              ----------  ------------       ------------
             Subtotal/Weighted Average                        $  300,473  $    142,500               4.61%
                                                              ----------  ------------       ------------
             TOTAL/WEIGHTED AVERAGE                           $2,445,027  $  2,152,255               6.84% (13)
                                                              ==========  ============       ============

AVERAGE REMAINING TERM                                                                                           3.7 years

--------------------------------------------
(1) For more information regarding the terms of our debt financing arrangements, including the amounts payable at maturity, properties securing our secured debt and the method of calculation of the interest rate for our variable rate debt, see Note 11, "Notes Payable and Borrowings under the Credit Facility," included in Item 8, "Financial Statements and Supplementary Data."

(2) In December 2003 and January 2004, we purchased a total of $179.6 million of U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) match the total debt service payment of this loan.

(3) In January 2005, we purchased a total of $115.8 million of defeasance investments to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) match the total debt service payment of this loan. In November 2004, we purchased $146.2 million of defeasance investments to legally defease $128.7 million of this loan.

(4) Includes a portion of total premiums of $6.5 million reflecting market value of debt acquired with the purchase of Hughes Center portfolio. (5) In December 2004, we purchased a total of $10.1 million of defeasance investments to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) match the total debt service payment of this loan.

(6) To incur any additional debt, the indenture requires us to meet thresholds for a number of customary financial and other covenants, including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on our ability to make certain payments including distributions to unitholders and investments. In December 2004, we obtained consent from bondholders of the 2009 Notes to eliminate an increase in a debt incurrence test calling for the debt service ratio test to increase from 1.75x to 2.0x as of April 15, 2005 and to clarify the definition of assets and liabilities to exclude in-substance defeased debt and its related assets.

(7)  This loan has a one one-year extension option.

(8) This loan has two one-year extension options and was transferred to a new joint venture on February 24, 2005.

(9) In January 2005, we entered into a new loan with Wells Fargo for $7.8 million. The loan has an interest-only term until maturity in January 2008, with two one-year extension options, and bears interest at LIBOR plus 125 basis points.

(10) This loan has two one-year extension options.

(11) In February 2005, we entered into a new $300 million credit facility which replaces the previous facility. All outstanding amounts under the previous facility were repaid in full using cash on hand and proceeds from an initial borrowing under the new facility. The interest rate on the new facility is LIBOR plus 200 basis points and matures on December 31, 2006. Under the new facility, we are subject to certain limitations including the ability to: incur additional debt or sell assets, make certain investments and acquisitions and grant liens. We are also subject to financial covenants, which include debt service ratios, leverage ratios and, in the case of the Operating Partnership, a minimum tangible net worth limitation and a fixed charge coverage ratio.

(12) The outstanding balance excludes letters of credit issued under the credit facility of $7.9 million.

(13) The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 7.06%.

            We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. The financial covenants to which we are subject include, among others, leverage ratios, debt service coverage ratios and limitations on total indebtedness. The affirmative covenants to which we are subject under our debt agreements include, among others, provisions requiring us to comply with all laws relating to operation of any Properties securing the debt, maintain those Properties in good repair and working order, maintain adequate insurance and provide timely financial information. The negative covenants under our debt agreements generally restrict our ability to transfer or pledge assets or incur additional debt at a subsidiary level, limit our ability to engage in transactions with affiliates and place conditions on our or our subsidiaries' ability to make distributions.

            Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt, and could cause the credit facility to become unavailable to us. In addition, an event of default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility, 2007 Notes, 2009 Notes, Bank of America Fund XII Term Loan, and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on our business, financial condition, or liquidity.

            Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the year ended December 31, 2004, we paid a prepayment penalty of $17.5 million in connection with the early repayment of the JP Morgan Mortgage Note. There were no other circumstances that required prepayment penalties or increased collateral related to our existing debt.

DEFEASANCE OF LASALLE NOTE I

            In November 2004, in connection with the joint venture of The Crescent Office Property, we released The Crescent, which is held in Funding I, as collateral for the Fleet Fund I Term Loan and the LaSalle Note I by paying off the $160.0 million Fleet Fund I Term Loan and by purchasing $146.2 million of U.S. Treasury and government sponsored agency securities. We placed those securities into a trust for the sole purpose of funding payment of principal and interest on approximately $128.7 million of the LaSalle Note I. This was structured as a legal defeasance, therefore, the debt is reflected as paid down and the difference between the amount of securities purchased and the debt paid down, $17.5 million, was recorded in the "Extinguishment of debt" line item in the Consolidated Statements of Operations.

            In January 2005, we released the remaining properties in Funding I that served as collateral for the LaSalle Note I, by purchasing an additional $115.8 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 3.20%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of LaSalle Note I. The cash flow from these securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note I. This transaction was accounted for as an in-substance defeasance, therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets.

DEFEASANCE OF NOMURA FUNDING VI

            On December 20, 2004, we released Canyon Ranch - Lenox, which is held in Funding VI, as collateral for the Nomura Funding VI Note by purchasing $10.1 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 3.59%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the Nomura Funding VI Note. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the Nomura Funding VI Note. This transaction was accounted for as an in-substance defeasance, therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets.

DEFEASANCE OF LASALLE NOTE II

            In January 2004, we released the remaining properties in Funding II, that served as collateral for the Fleet Fund I and II Term Loan and the LaSalle
Note II, by reducing the Fleet Fund I and II Term Loan by $104.2 million and purchasing an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle Note
II. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note II. This transaction was accounted for as an in-substance defeasance, therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets. The retirement of the Fleet loan and the purchase of the defeasance securities were funded through the $275 million Bank of America Fund XII Term Loan. The collateral for the Bank of America loan was 10 of the 11 properties previously in the Funding II collateral pool. The Bank of America loan is structured to allow us the flexibility to sell, joint venture or long-term finance these 10 assets over the next 36 months. The final Funding II property, Liberty Plaza, was moved to the Operating Partnership and subsequently sold in April 2004.

LINE OF CREDIT

            On October 26, 2004, we entered into a syndicated construction loan with Bank One, NA. The loan is a line of credit with a maximum commitment of $105.8 million, which will be used for the development of Northstar at Tahoe and matures October 2006. No amount was outstanding under the loan as of December 31, 2004.

UNCONSOLIDATED DEBT ARRANGEMENTS

            As of December 31, 2004, the total debt of the unconsolidated joint ventures and equity investments in which we have ownership interests was $2.0 billion, of which our share was $579.3 million. We guaranteed $4.3 million of this debt as of December 31, 2004. Additional information relating to our unconsolidated debt financing arrangements is contained in Note 9, "Investments in Unconsolidated Companies," of Item 8, "Financial Statements and Supplementary Data."

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

            We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of December 31, 2004, we had interest rate swaps and interest rate caps designated as cash flow hedges, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138 and No. 149, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133."

            The following table shows information regarding the fair value of our interest rate swaps and caps designated as cash flow hedge agreements, which is included in the "Accounts payable, accrued expenses and other liabilities" line item in the Consolidated Balance Sheets, and additional interest expense and unrealized gains (losses) recorded in OCI for the year ended December 31, 2004.


                                                                                                                CHANGE IN
                          NOTIONAL       MATURITY       REFERENCE     FAIR MARKET    ADDITIONAL INTEREST     UNREALIZED GAINS
EFFECTIVE DATE             AMOUNT          DATE            RATE          VALUE             EXPENSE           (LOSSES) IN OCI
-------------------     ------------     --------       ---------     -----------    -------------------     ----------------
(in thousands)
INTEREST RATE SWAPS
      4/18/00           $    100,000      4/18/04          6.76%        $      -          $   1,712              $ 1,695
      2/15/03                100,000      2/15/06          3.26%            (232)             1,845                2,114
      2/15/03                100,000      2/15/06          3.25%            (229)             1,842                2,111
      9/02/03                200,000      9/01/06          3.72%          (1,585)             4,712                5,076
      7/08/04(1)              11,266      1/01/06          2.94%              22                  -                   22
                                                                        --------          ---------              -------
                                                                        $ (2,024)         $  10,111              $11,018
INTEREST RATE CAPS
      7/08/04(1)        $     12,206      1/01/06          4.00%        $      1          $       -              $   (15)
     12/21/04                 70,000      1/09/06          3.50%              53                  -                  (26)
                                                                        --------          ---------              -------
                                                                        $ (1,970)         $  10,111              $10,977
                                                                        ========          =========              =======

-------------------
(1) Cash flow hedge is at CRDI, a consolidated subsidiary.

      In addition, two of our unconsolidated companies have interest rate caps designated as cash flow hedges of which our portion of change in unrealized gains reflected in OCI was approximately $0.8 million for the year ended December 31, 2004.

REIT QUALIFICATION

            Crescent intends to maintain its qualification as a REIT under
Section 856 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and operate in a manner intended to enable it to continue to qualify as a REIT. As a REIT, Crescent generally will not be subject to corporate federal income tax on income that it currently distributes to its shareholders, provided that they satisfy certain organizational and operational requirements of the Code, including the requirement to distribute at least 90% of its REIT taxable income to its shareholders.

                           UNCONSOLIDATED INVESTMENTS

            The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of December 31, 2004.

                                                                                                                  OUR OWNERSHIP
              ENTITY                                               CLASSIFICATION                            AS OF DECEMBER 31, 2004
----------------------------------------------------  ------------------------------------------------------ -----------------------
Main Street Partners, L.P.                            Office (Bank One Center-Dallas)                                  50.0% (1)

Crescent Miami Center, LLC                            Office (Miami Center - Miami)                                    40.0% (2) (3)

Crescent Big Tex I, L.P.                              Office (Post Oak, Houston Center - Houston) Office
                                                       (The Crescent - Dallas)                                         23.9% (4) (3)

Crescent Big Tex II, L.P.                             Office (Trammell Crow Center, Fountain Place - Dallas)           23.9% (5) (3)

Crescent Five Post Oak Park L.P.                      Office (Five Post Oak - Houston)                                 30.0% (6) (3)

Crescent One BriarLake Plaza, L.P.                    Office (BriarLake Plaza - Houston)                               30.0% (7) (3)

Crescent 5 Houston Center, L.P.                       Office (5 Houston Center-Houston)                                25.0% (8) (3)

Austin PT BK One Tower Office Limited Partnership     Office (Bank One Tower-Austin)                                   20.0% (9) (3)

Houston PT Three Westlake Office Limited Partnership  Office (Three Westlake Park - Houston)                           20.0% (9) (3)

Houston PT Four Westlake Office Limited Partnership   Office (Four Westlake Park-Houston)                              20.0% (9) (3)

AmeriCold Realty Trust                                Temperature-Controlled Logistics                                 31.7% (10)

Blue River Land Company, L.L.C.                       Other                                                            50.0% (11)

Canyon Ranch Las Vegas, L.L.C.                        Other                                                            50.0% (12)

EW Deer Valley, L.L.C.                                Other                                                            41.7% (13)

CR License, L.L.C.                                    Other                                                            30.0% (14)

CR License II, L.L.C.                                 Other                                                            30.0% (15)

SunTx Fulcrum Fund, L.P.                              Other                                                            23.5% (16)

SunTx Capital Partners, L.P.                          Other                                                            14.5% (17)

G2 Opportunity Fund, L.P. (G2)                        Other                                                            12.5% (18)

-----------------------------------------

(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, LLC is owned by an affiliate of a fund managed by JPM.

(3) We have negotiated performance based incentives that allow for additional equity to be earned if return targets are exceeded.

(4) Of the remaining 76.1% interest in Crescent Big Tex I, L.P. , 60% is owned by a fund advised by JPM and 16.1% is owned by affiliates of GE.

(5) The remaining 76.1% interest in Crescent Big Tex II, L.P. is owned by a fund advised by JPM.

(6) The remaining 70% interest in Crescent Five Post Oak Park, L.P. is owned by an affiliate of GE.

(7) The remaining 70% interest in Crescent One BriarLake Plaza, L.P. is owned by affiliates of JPM.

(8) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JPM.

(9) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of General Electric Pension Fund Trust.

(10) Of the remaining 68.3% interest in AmeriCold Realty Trust, 47.6% is owned by Vornado and 20.7% is owned by The Yucaipa Companies.

(11) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(12) Of the remaining 50% interest in Canyon Ranch Las Vegas, L.L.C., 35% is owned by an affiliate of the management company of two of our Resort/Hotel Properties and 15% is owned by us through our investments in CR License II, L.L.C. Canyon Ranch Las Vegas, L.L.C. operates a Canyon Ranch spa in a hotel in Las Vegas. In January 2005, this entity was contributed to CR Spa, L.L.C.

(13) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(14) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of our Resort/Hotel Properties. CR License, L.L.C. owns the licensing agreement related to certain Canyon Ranch trade names and trademarks. In January 2005, this entity was contributed to CR Operating L.L.C.

(15) The remaining 70% interest in CR License II, L.L.C. is owned by an affiliate of the management company of two of our Resort/Hotel Properties. CR License II, L.L.C. and its wholly-owned subsidiaries provide management and development consulting services to a variety of entities in the hospitality, real estate, and health and wellness industries. In January 2005, this entity was contributed to CR Spa, L.L.C.

(16) Of the remaining 76.5% of SunTx Fulcrum Fund, 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to us. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(17) SunTx Capital Partners, L.P. is the general Partner of the SunTx Fulcrum Fund, L.P. The remaining 85.5% interest in SunTx Capital Partners, L.P. is owned by parties unrelated to us.

(18) G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest in G2 is owned by Goff-Moore Strategic Partners, L.P. , or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of Crescent's Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of Crescent's Board of Trust Managers and Chief Executive Officer and our sole director and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties. Our investment balance at December 31, 2004 was $13.0 million and in February 2005 we received a cash distribution of approximately $17.9 million, bringing the total distributions to $40.3 million on an initial investment of $24.2 million.

                         SIGNIFICANT ACCOUNTING POLICIES

CRITICAL ACCOUNTING POLICIES

            Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities where that information is available from other sources. Certain estimates are particularly sensitive due to their significance to the financial statements. Actual results may differ significantly from management's estimates.

            We believe that the most significant accounting policies that involve the use estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:

      - Impairments,

      - Acquisition of operating properties,

      - Relative sales method and percentage of completion (Residential Development entities),

      - Gain recognition on sale of real estate assets,

      - Consolidation of variable interest entities, and

      - Allowance for doubtful accounts.

            IMPAIRMENTS. Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with SFAS No. 144, we record assets held for sale at the lower of carrying value or sales price less costs to sell. For assets classified as held and used, these assets are tested for recoverability when events or changes in circumstances indicate that the estimated carrying amount may not be recoverable. An impairment loss is recognized when expected undiscounted future cash flows from a Property is less than the carrying value of the Property. Our estimates of cash flows of the Properties requires us to make assumptions related to future rental rates, occupancies, operating expenses, the ability of our tenants to perform pursuant to their lease obligations and proceeds to be generated from the eventual sale of our Properties. Any changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of additional impairment losses.

            If events or circumstances indicate that the fair value of an investment accounted for using the equity method has declined below its carrying value and we consider the decline to be "other than temporary," the investment is written down to fair value and an impairment loss is recognized. The evaluation of impairment for an investment would be based on a number of factors, including financial condition and operating results for the investment, inability to remain in compliance with provisions of any related debt agreements, and recognition of impairments by other investors. Impairment recognition would negatively impact the recorded value of our investment and reduce net income.

            ACQUISITION OF OPERATING PROPERTIES. We allocate the purchase price of acquired properties to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, "Business Combinations." We initially record the allocation based on a preliminary purchase price allocation with adjustments recorded within one year of the acquisition.

            In making estimates of fair value for purposes of allocating purchase price, management utilizes sources, including, but not limited to, independent value consulting services, independent appraisals that may be obtained in connection with financing the respective property, and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

            The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property and (ii) the present value of the amortized in-place tenant improvement allowances over the remaining term of each lease. Management's estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance, and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements, and equipment. The value of tenant improvements is separately estimated due to the different depreciable lives.

            The aggregate value of intangible assets acquired is measured based on the difference between (i) the purchase price and (ii) the value of the tangible assets acquired as defined above. This value is then allocated among above-market and below-market in-place lease values, costs to execute similar leases (including leasing commissions, legal expenses and other related expenses), in-place lease values and customer relationship values.

            Above-market and below-market in-place lease values for acquired properties are calculated based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the below-market fixed rate renewal option, if any, for below-market leases. We perform this analysis on a lease by lease basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the below-market fixed rate renewal option, if any, of the respective leases.

            Management estimates costs to execute leases similar to those acquired at the property at acquisition based on current market conditions. These costs are recorded based on the present value of the amortized in-place leasing costs on a lease by lease basis over the remaining term of each lease.

            The in-place lease values and customer relationship values are based on management's evaluation of the specific characteristics of each customer's lease and our overall relationship with that respective customer. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the customer, growth prospects for developing new business with the customer, the customer's credit quality, and the expectation of lease renewals, among other factors. The in-place lease value and customer relationship value are both amortized to expense over the initial term of the respective leases and projected renewal periods, but in no event does the amortization period for the intangible assets exceed the remaining depreciable life of the building.

            Should a tenant terminate its lease, the unamortized portion of the in-place lease value and the customer relationship value and above-market and below-market lease values would be charged to expense.

            RELATIVE SALES METHOD AND PERCENTAGE OF COMPLETION. We use the accrual method to recognize earnings from the sale of Residential Development Properties when a third-party buyer had made an adequate cash down payment and has attained the attributes of ownership. If a sale does not qualify for the accrual method of recognition, deferral methods are used as appropriate including the percentage-of-completion method. In certain cases, when we receive an inadequate cash down payment and take a promissory note for the balance of the sales price, revenue recognition is deferred until such time as sufficient cash is received to meet minimum down payment requirements. The cost of residential property sold is defined based on the type of product being purchased. The cost of sales for residential lots is generally determined as a specific percentage of the sales revenues recognized for each Residential Development project. The percentages are based on total estimated development costs and sales revenue for each Residential Development project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sales for residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs, the full accrual method is utilized. Under this method, 100% of the revenue is recognized, and a commitment liability is established to reflect the allocated estimated future costs to complete the residential unit. If our estimates of costs or the percentage of completion is incorrect, it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.

            GAIN RECOGNITION ON SALE OF REAL ESTATE ASSETS. We perform evaluations of each real estate sale to determine if full gain recognition is appropriate in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The application of SFAS No. 66 can be complex and requires us to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser's investment in the property being sold, whether our receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of our continuing involvement with the real estate asset after the sale. If full gain recognition is not appropriate, we account for the sale under an appropriate deferral method.

            CONSOLIDATION OF VARIABLE INTEREST ENTITIES. We perform evaluations of each of our investment partnerships, real estate partnerships and joint ventures to determine if the associated entities constitute a Variable Interest Entity, or VIE, as defined under Interpretations 46 and 46R, "Consolidation of Variable Interest Entities," or FIN 46 and 46R, respectively. In general, a VIE is an entity that has (i) an insufficient amount of equity for the entity to carry on its principal operations, without additional subordinated financial support from other parties, (ii) a group of equity owners that are unable to make decisions about the entity's activities, or (iii) equity that does not absorb the entity's losses or receive the benefits of the entity. If any one of these characteristics is present, the entity is subject to FIN 46R's variable interests consolidation model.

            Quantifying the variability of VIEs is complex and subjective, requiring consideration and estimates of a significant number of possible future outcomes as well as the probability of each outcome occurring. The results of each possible outcome are allocated to the parties holding interests in the VIE and based on the allocation, a calculation is performed to determine which party, if any, has a majority of the potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns). That party, if any, is the VIE's primary beneficiary and is required to consolidate the VIE. Calculating expected losses and expected residual returns requires modeling potential future results of the entity, assigning probabilities to each potential outcome, and allocating those potential outcomes to the VIE's interest holders. If our estimates of possible outcomes and probabilities are incorrect, it could result in the inappropriate consolidation or deconsolidation of the VIE.

            For entities that do not constitute VIE's, we consider other GAAP, as required, determining (i) consolidation of the entity if our ownership interests comprise a majority of its outstanding voting stock or otherwise control the entity, or (ii) application of the equity method of accounting if we do not have direct or indirect control of the entity, with the initial investment carried at costs and subsequently adjusted for our share of net income or less and cash contributions and distributions to and from these entities.

            ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of rents and operating cost recoveries due from its tenants, receivables associated with club memberships at our Residential Development properties and guest receivables at our Resort/Hotel properties. We also maintain an allowance for deferred rent receivables which arise from the straight-lining of rents. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants or members, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding the collectibility of accounts receivable prove incorrect, we could experience write-offs in excess of its allowance for doubtful accounts, which would result in a decrease in net income.

ADOPTION OF NEW ACCOUNTING STANDARDS

            EITF 03-1. At the March 17-18, 2004 meeting, consensus was reached by the FASB Emerging Issues Task Force on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Consensus applies to investments in debt and equity securities within the scope of SFAS Nos. 115, "Accounting for Certain Investments in Debt and Equity Securities," and 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." It also applies to investments in equity securities that are both outside SFAS No. 115's scope and not accounted for under the equity method. The Task Force reached a consensus that certain quantitative and qualitative disclosures should be required for securities that are impaired at the balance sheet date but for which an other - than-temporary impairment has not been recognized. The new impairment guidance creates a model that calls for many judgments and additional evidence gathering in determining whether or not securities are other-than-temporarily impaired and lists some of these impairment indicators. The impairment accounting guidance is effective for periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods are effective for periods ending after June 15, 2004. We adopted EITF 03-1 effective July 1, 2004 and it had no impact on our financial condition or its results of operations.

            SFAS NO. 123R. In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment." The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R as of the first interim reporting period that begins after June 15, 2005. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. Except for the 2004 Unit Plan, we do not believe there will be a significant impact to our financial condition or results of operations from the adoption of SFAS No. 123R. We are continuing to evaluate the impact of the adoption of SFAS No. 123R as it relates to the 2004 Unit Plan.

            SFAS NO. 153. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe there will be an impact to our financial condition or results of operations from the adoption of SFAS No. 153.

            SOP 04-2. In December 2004, the AICPA issued Statement of Position, or SOP, 04-2, "Accounting for Real Estate Time-Sharing Transactions." This SOP provides guidance to a seller of real estate time sharing interests and provides, among other requirements, that uncollectibles be reflected as a reduction of revenues rather than as bad debt expense. The provisions in the SOP are effective for financial statements for fiscal years beginning after June 15, 2005. To facilitate the issuance of this standard, the FASB issued Statement No. 152, "Accounting for Real Estate Time-Sharing Transactions - An Amendment of FASB Statements No. 66 and 67," on December 16, 2004 which references the financial accounting and reporting guidance for real estate time-sharing transactions to SOP 04-2. We do not believe there will be a significant impact to our financial condition or results of operations from the adoption of SOP 04-2.

                              FUNDS FROM OPERATIONS

FFO, as used in this document, means:

      -     Net Income (Loss) - determined in accordance with GAAP;

      - excluding gains (or losses) from sales of depreciable operating property;

      -     excluding extraordinary items (as defined by GAAP);

      -     plus depreciation and amortization of real estate assets; and

      - after adjustments for unconsolidated partnerships and joint ventures.

            We calculate FFO available to partners - diluted - NAREIT definition in the same manner, except that Net Income (Loss) is replaced by Net Income
(Loss) Available to Partners.

            The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We consider FFO available to partners - diluted - NAREIT definition and FFO appropriate measures of performance for an operating partnership of an equity REIT and for its investment segments. However, FFO available to partners - diluted - NAREIT definition and FFO should not be considered an alternative to net income determined in accordance with GAAP as an indication of our operating performance.

            The aggregate cash distributions paid to Crescent's common shareholders and our unitholders for the years ended December 31, 2004, 2003 and 2002 were $175.6 million, $175.5 million, and $176.4 million respectively. We reported Adjusted FFO available to partners - diluted of $143.2 million, $212.6, and $251.6 million, for the years ended December 31, 2004, 2003, and 2002 respectively. We calculate Adjusted FFO available to partners - diluted by excluding the effect of impairment charges related to real estate assets and the effect of extinguishment of debt expense related to real estate asset sales. We reported FFO available to partners - diluted - NAREIT definition of $95.7 million, $174.8 million, and $234.8 million for the years ended December 31, 2004, 2003, and 2002.

            An increase or decrease in FFO available to partners - diluted - NAREIT definition does not necessarily result in an increase or decrease in aggregate distributions because Crescent's Board of Trust Managers is not required to increase distributions on a quarterly basis unless necessary to maintain its REIT status. However, Crescent must distribute 90% of its REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO available to partners - diluted - NAREIT definition will generally require an increase in distributions to unitholders although not necessarily on a proportionate basis.

            Accordingly, we believe that to facilitate a clear understanding of our consolidated historical operating results, FFO available to partners - diluted - NAREIT definition should be considered in conjunction with our net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, our measure of FFO available to partners - diluted - NAREIT definition may not be comparable to similarly titled measures of operating partnerships of REITs because these REITs may apply the definition of FFO in a different manner than we apply it.

                CONSOLIDATED STATEMENTS OF FUNDS FROM OPERATIONS

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                        2004         2003
                                                                                     ---------    ---------
Net income                                                                           $ 203,886    $  30,568
Adjustments to reconcile net income to
    funds from operations available to partners - diluted:
Depreciation and amortization of real estate assets                                    156,766      150,788
Gain on property sales, net                                                           (267,053)      (8,919)
Extinguishment of debt expense related to real estate
    asset sales (1)                                                                     39,121            -
Impairment charges related to real estate assets and assets
    held for sale                                                                        6,008       37,794
Adjustment for investments in unconsolidated companies:
          Office Properties                                                             11,601        6,254
          Resort/Hotel Properties                                                            -       (2,544)
          Residential Development Properties                                              (228)       3,573
          Temperature-Controlled Logistics Properties (2)                               24,873       21,136
          Other                                                                              -          206
Series A Preferred Unit distributions                                                  (23,723)     (18,225)
Series B Preferred Unit distributions                                                   (8,075)      (8,075)
                                                                                     ---------    ---------
Adjusted funds from operations available to partners
          -diluted                                                                   $ 143,176    $ 212,556
Impairment charges related to real estate assets                                        (8,332)     (37,794)
Extinguishment of debt expense related to real estate asset sales(1)                   (39,121)           -
                                                                                     ---------    ---------
Funds from operations available to partners
          -diluted - NAREIT definition                                               $  95,723    $ 174,762
                                                                                     =========    =========

Investment Segments:
    Office Properties                                                                $ 268,829    $ 282,838
    Resort/Hotel Properties                                                             44,978       51,123
    Residential Development Properties                                                  31,216       88,127
    Temperature-Controlled Logistics Properties (2)                                     31,026       23,308
Other:
          Corporate general and administrative                                         (38,889)     (32,661)
             Interest expense                                                         (176,771)    (172,232)
             Series A Preferred Unit distributions                                     (23,723)     (18,225)
             Series B Preferred Unit distributions                                      (8,075)      (8,075)
             Other(3)                                                                   14,585       (1,647)
                                                                                     ---------    ---------
Adjusted funds from operations available to partners
          -diluted                                                                   $ 143,176    $ 212,556
          Impairment charges related to real estate assets                              (8,332)     (37,794)
          Extinguishment of debt expense related to real estate asset sales(1)         (39,121)           -
                                                                                     ---------    ---------
Funds from operations available to partners
          -diluted - NAREIT definition                                               $  95,723    $ 174,762
                                                                                     =========    =========

Basic Weighted average units outstanding                                                58,374       58,317
Diluted Weighted average units outstanding (4)                                          58,483       58,338

---------------------------
(1) Extinguishment of debt directly related to the sale of real estate assets. An additional $3.5 million for the year ended 2004 of extinguishment of debt that is not related to the sale of real estate assets is included in funds from operations available to partners.

(2) Excludes impairment charges related to real estate assets of $2.3 million for the year ended 2004.

(3) Includes income from investment land sales, net, interest and other income, extinguishment of debt, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets, and amortization of deferred financing costs.

(4) See calculations for the amounts presented in the reconciliation following this table.

      The following schedule reconciles our basic weighted average units to the diluted weighted average units presented above:

                                               FOR THE YEARS
                                              ENDED DECEMBER 31,
                                            ---------------------
(units in thousands)                         2004           2003
--------------------                        ------         ------
Basic weighted average units:               58,374         58,317
Add:  Weighted unit options                    109             21
                                            ------         ------
Diluted weighted average units              58,483         58,338
                                            ======         ======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Our use of financial instruments, such as debt instruments, subject us to market risk which may affect our future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. We manage our market risk by attempting to match anticipated inflow of cash from our operating, investing and financing activities with anticipated outflow of cash to fund debt payments, distributions to unitholders, investments, capital expenditures and other cash requirements. We also enter into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt.

            The following discussion of market risk is based solely on hypothetical changes in interest rates related to our variable rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

            Our interest rate risk is most sensitive to fluctuations in interest rates on our short-term variable rate debt. We had total outstanding debt of approximately $2.2 billion at December 31, 2004, of which approximately $188.5 million, or approximately 8.8%, was unhedged variable rate debt. The variable rate debt is based on an index (LIBOR or Prime plus a credit spread). The weighted average interest rate on such unhedged variable rate debt was 4.7% as of December 31, 2004. A 10% increase in the underlying index would cause an increase of 34.5 basis points to the weighted average interest rate on such variable rate debt, which would result in an annual decrease in net income and cash flows of approximately $0.7 million. Conversely, a 10 % decrease in the underlying index would cause a decrease of 34.5 basis points to the weighted average interest rate on such unhedged variable rate debt, which would result in an annual increase in net income and cash flows of approximately $0.7 million based on the unhedged variable rate debt outstanding as of December 31, 2004.

CASH FLOW HEDGES

            We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. A description of these derivative financial instruments is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Equity and Debt Financing - Derivative Instruments and Hedging Activities."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
Report of Independent Registered Public Accounting Firm.............................................     62

Consolidated Balance Sheets at December 31, 2004 and 2003...........................................     63

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002..........     64

Consolidated Statements of Partners' Capital for the years ended December 31, 2004, 2003
and 2002............................................................................................     65

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 .........     66

Notes to Consolidated Financial Statements..........................................................     67

Schedule III Consolidated Real Estate Investments and Accumulated Depreciation .....................    129

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director of Crescent Real Estate Equities, Ltd.

We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Limited Partnership and subsidiaries (the "Partnership") as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Real Estate Equities Limited Partnership and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," as of January 1, 2002. As a result, the Partnership recorded the cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002, referred to above, in accordance with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Crescent Real Estate Equities Limited Partnership and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005, expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

                                            ERNST & YOUNG LLP

Dallas, Texas
March 14, 2005

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                           DECEMBER 31,
                                                                                                    ---------------------------
                                                                                                       2004            2003
                                                                                                    -----------     -----------
ASSETS:
 Investments in real estate:
     Land                                                                                           $   209,392     $   236,956
     Land improvements, net of accumulated depreciation of $23,592 and $19,270
           at December 31, 2004 and December 31, 2003, respectively                                      69,086         105,236
     Building and improvements, net of accumulated depreciation of $416,530 and
           $576,682 at December 31, 2004 and December 31, 2003, respectively                          1,835,662       2,103,717
     Furniture, fixtures and equipment, net of accumulated depreciation of $40,562 and
           $33,344 at December 31, 2004 and December 31, 2003, respectively                              43,465          43,227
     Land held for investment or development                                                            501,379         450,279
     Properties held for disposition, net                                                                81,741         220,010
                                                                                                    -----------     -----------
           Net investment in real estate                                                            $ 2,740,725     $ 3,159,425
     Cash and cash equivalents                                                                      $    84,460     $    74,885
     Restricted cash and cash equivalents                                                                93,739         217,329
     Defeasance investments                                                                             175,853           9,620
     Accounts receivable, net                                                                            60,013          40,715
     Deferred rent receivable                                                                            58,271          65,267
     Investments in unconsolidated companies                                                            362,643         440,594
     Notes receivable, net                                                                              102,173          78,453
     Income tax asset - current and deferred, net                                                        13,839          17,506
     Other assets, net                                                                                  334,412         202,918
                                                                                                    -----------     -----------
           Total assets                                                                             $ 4,026,128     $ 4,306,712
                                                                                                    ===========     ===========

LIABILITIES:
     Borrowings under Credit Facility                                                               $   142,500     $   239,000
     Notes payable                                                                                    2,009,755       2,319,699
     Accounts payable, accrued expenses and other liabilities                                           410,175         361,614
     Current income tax payable                                                                               -           7,995
                                                                                                    -----------     -----------
           Total liabilities                                                                        $ 2,562,430     $ 2,928,308
                                                                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES:

MINORITY INTERESTS:                                                                                 $    49,339     $    47,123

PARTNERS' CAPITAL:
     Series A Convertible Cumulative Preferred Units,
           liquidation preference of $25.00 per unit, 14,200,000 and 10,800,000 units  issued
           and outstanding at December 31, 2004 and December 31, 2003, respectively                 $   319,166     $   248,160
     Series B Cumulative Preferred Units,
           liquidation preference of $25.00 per unit, 3,400,000 units  issued and outstanding at
           December 31, 2004 and December 31, 2003                                                       81,923          81,923
     Units of Partnership Interest, 60,245,218 and 58,510,501 issued and outstanding at
           December 31, 2004 and December 31, 2003, respectively:
           General partner - outstanding 602,452 and 585,105                                             10,417          10,424
           Limited partners - outstanding 59,642,766 and 57,925,396                                   1,003,875       1,004,603
     Accumulated other comprehensive income                                                              (1,022)        (13,829)
                                                                                                    -----------     -----------
           Total partners' capital                                                                  $ 1,414,359     $ 1,331,281
                                                                                                    -----------     -----------
           Total liabilities and partners' capital                                                  $ 4,026,128     $ 4,306,712
                                                                                                    ===========     ===========

    The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                              -------------------------------------
                                                                                                2004          2003          2002
                                                                                              ---------     ---------     ---------
REVENUE:
       Office Property                                                                        $ 484,049     $ 475,944     $ 517,124
       Resort/Hotel Property                                                                    183,515       174,059       157,145
       Residential Development Property                                                         311,197       221,713       258,747
                                                                                              ---------     ---------     ---------
                Total Property Revenue                                                        $ 978,761     $ 871,716     $ 933,016
                                                                                              ---------     ---------     ---------
EXPENSE:
       Office Property real estate taxes                                                      $  60,390     $  63,818     $  71,086
       Office Property operating expenses                                                       173,969       163,598       159,521
       Resort/Hotel Property expense                                                            155,812       142,869       124,695
       Residential Development Property expense                                                 271,819       197,491       236,862
                                                                                              ---------     ---------     ---------
                Total Property Expense                                                        $ 661,990     $ 567,776     $ 592,164
                                                                                              ---------     ---------     ---------
                Income from Property Operations                                               $ 316,771     $ 303,940     $ 340,852
                                                                                              ---------     ---------     ---------
OTHER INCOME (EXPENSE):
       Income from sale of investment in unconsolidated company, net                          $       -     $  86,186     $       -
       Income from investment land sales, net                                                    18,879        13,038        22,591
       Gain on joint venture of properties, net                                                 265,772           100        18,166
       Loss on property sales, net                                                                    -             -          (803)
       Interest and other income                                                                 18,005         7,766        27,585
       Corporate general and administrative                                                     (38,889)      (32,661)      (25,777)
       Interest expense                                                                        (176,771)     (172,116)     (178,956)
       Amortization of deferred financing costs                                                 (13,056)      (11,053)      (10,266)
       Extinguishment of debt                                                                   (42,608)            -             -
       Depreciation and amortization                                                           (163,630)     (144,184)     (129,218)
       Impairment charges related to real estate assets                                          (4,094)       (8,624)      (13,216)
       Other expenses                                                                              (725)       (5,946)      (12,842)
       Equity in net income (loss) of unconsolidated companies:
                Office Properties                                                                 6,262        11,190        23,328
                Resort/Hotel Properties                                                            (245)        5,760          (115)
                Residential Development Properties                                               (2,266)       10,427        39,778
                Temperature-Controlled Logistics Properties                                       6,153         2,172        (2,933)
                Other                                                                              (280)       (4,053)       (6,609)
                                                                                              ---------     ---------     ---------
       Total other income (expense)                                                           $(127,493)    $(241,998)    $(249,287)
                                                                                              ---------     ---------     ---------
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS
       AND INCOME TAXES                                                                       $ 189,278     $  61,942     $  91,565
       Minority interests                                                                        (7,681)       (1,457)      (11,107)
       Income tax benefit (provision)                                                            12,937       (27,055)        4,635
                                                                                              ---------     ---------     ---------
INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT
       OF A CHANGE IN ACCOUNTING PRINCIPLE                                                    $ 194,534     $  33,430     $  85,093
       Income from discontinued operations                                                       12,050        14,554        31,249
       Impairment charges related to real estate assets from discontinued operations             (3,511)      (29,550)       (4,678)
       Gain on real estate from discontinued operations                                           1,241        12,134        11,802
       Cumulative effect of a change in accounting principle                                       (428)            -       (10,327)
                                                                                              ---------     ---------     ---------
NET INCOME                                                                                    $ 203,886     $  30,568     $ 113,139

       Series A Preferred Unit distributions                                                    (23,723)      (18,225)      (16,702)
       Series B Preferred Unit distributions                                                     (8,075)       (8,075)       (5,047)
                                                                                              ---------     ---------     ---------
NET INCOME AVAILABLE TO PARTNERS                                                              $ 172,088     $   4,268     $  91,390
                                                                                              =========     =========     =========
BASIC EARNINGS PER UNIT DATA:
       Income available to partners before discontinued operations and cumulative effect of
          a change in accounting principle                                                    $    2.79     $    0.12     $    0.99
       Income from discontinued operations                                                         0.21          0.25          0.49
       Impairment charges related to real estate assets from discontinued operations              (0.06)        (0.51)        (0.07)
       Gain on real estate from discontinued operations                                            0.02          0.21          0.19
       Cumulative effect of a change in accounting principle                                      (0.01)            -         (0.16)
                                                                                              ---------     ---------     ---------
       Net income available to partners - basic                                               $    2.95     $    0.07     $    1.44
                                                                                              =========     =========     =========
DILUTED EARNINGS PER UNIT DATA:
       Income available to partners before discontinued operations and cumulative effect of
          a change in accounting principle                                                    $    2.78     $    0.12     $    0.99
       Income from discontinued operations                                                         0.21          0.25          0.49
       Impairment charges related to real estate assets from discontinued operations              (0.06)        (0.51)        (0.07)
       Gain on real estate from discontinued operations                                            0.02          0.21          0.19
       Cumulative effect of a change in accounting principle                                      (0.01)            -         (0.16)
                                                                                              ---------     ---------     ---------
       Net income available to partners - diluted                                             $    2.94     $    0.07     $    1.44
                                                                                              =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (dollars in thousands)

                                                                                                         ACCUMULATED
                                                              PREFERRED      GENERAL        LIMITED         OTHER
                                                              PARTNERS'     PARTNER'S       PARTNERS'   COMPREHENSIVE     PARTNERS'
                                                               CAPITAL       CAPITAL        CAPITAL        INCOME         CAPITAL
                                                             -----------   -----------    -----------    -----------    -----------
PARTNERS' CAPITAL, December 31, 2001                         $   200,000   $    16,179    $ 1,574,495    $   (31,484)   $ 1,759,190

Issuance of Preferred Units A                                     48,160             -              -              -         48,160
Issuance of Preferred Units B                                     81,923             -              -              -         81,923
Contributions                                                          -            24          2,338              -          2,362
Distributions                                                          -        (5,020)      (497,030)             -       (502,050)
Net Income                                                             -           914         90,476              -         91,390
Unrealized Loss on Marketable Securities                               -             -              -           (833)          (833)
Unrealized Net Gain on Cash Flow Hedges                                -             -              -          5,065          5,065
                                                             -----------   -----------    -----------    -----------    -----------

PARTNERS' CAPITAL, December 31, 2002                         $   330,083   $    12,097    $ 1,170,279    $   (27,252)   $ 1,485,207

Contributions                                                          -            25          2,483              -          2,508
Distributions                                                          -        (1,753)      (173,523)             -       (175,276)
Amortization of Deferred Compensation on Restricted Shares             -            12          1,139              -          1,151
Net Income                                                             -            43          4,225              -          4,268
Unrealized Gain on Marketable Securities                               -             -              -          3,761          3,761
Unrealized Net Gain on Cash Flow Hedges                                -             -              -          9,662          9,662
                                                             -----------   -----------    -----------    -----------    -----------

PARTNERS' CAPITAL, December 31, 2003                         $   330,083   $    10,424    $ 1,004,603    $   (13,829)   $ 1,331,281

Issuance of Preferred Units A                                     71,006             -              -              -         71,006
Contributions                                                          -            13          1,335              -          1,348
Distributions                                                          -        (1,760)      (174,280)             -       (176,040)
Amortization of Deferred Compensation on Restricted Shares             -            19          1,850              -          1,869
Net Income                                                             -         1,721        170,367              -        172,088
Unrealized Net Gain on Marketable Securities                           -             -              -          1,036          1,036
Unrealized Net Gain on Cash Flow Hedges                                -             -              -         11,771         11,771
                                                             -----------   -----------    -----------    -----------    -----------

PARTNERS' CAPITAL, December 31, 2004                         $   401,089   $    10,417    $ 1,003,875    $    (1,022)   $ 1,414,359
                                                             -----------   -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these consolidated financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                      ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    2004           2003          2002
                                                                                      ---------      ---------      ---------
Net income                                                                            $ 203,886      $  30,568      $ 113,139
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                       176,686        155,237        139,484
    Residential Development cost of sales                                               161,853        107,163        160,057
    Residential Development capital expenditures                                       (205,714)      (130,692)       (91,046)
    Impairment charges related to real estate assets from discontinued operations         3,511         29,550          4,678
    Gain on real estate from discontinued operations                                     (1,241)       (12,134)       (11,802)
    Discontinued operations - depreciation and minority interests                         3,323         16,963         17,206
    Extinguishment of debt                                                                6,459              -              -
    Impairment charges related to real estate assets                                      4,094          8,624         13,216
    Gain from sale of investment in unconsolidated company, net                               -        (51,556)             -
    Income from investment land sales, net                                              (18,879)       (13,038)       (22,591)
    Gain on joint venture of properties, net                                           (265,772)          (100)       (18,166)
    Loss on property sales, net                                                               -              -            803
    Minority interests                                                                    7,681          1,457         11,107
    Cumulative effect of a change in accounting principle                                   428              -         10,327
    Non-cash compensation                                                                 1,737          1,093          1,956
    Equity in (earnings) loss from unconsolidated companies:
       Office Properties                                                                 (6,262)       (11,190)       (23,328)
       Ownership portion of Office Properties  management fee                             1,833          1,246            408
       Resort/Hotel Properties                                                              245         (5,760)           115
       Residential Development Properties                                                 2,266        (10,427)       (39,778)
       Temperature-Controlled Logistics Properties                                       (6,153)        (2,172)         2,933
       Other                                                                                280          4,053          6,609
    Distributions received from unconsolidated companies:
       Office Properties                                                                  4,833         10,313         25,510
       Resort/Hotel Properties                                                                -              -            325
       Residential Development Properties                                                   113         11,000         34,418
       Temperature-Controlled Logistics Properties                                        1,822          3,500          4,975
       Other                                                                              1,214          1,187            974
    Change in assets and liabilities, net of effect of
       consolidations, acquisitions and dispositions:
       Restricted cash and cash equivalents                                              54,889        (10,574)        (5,357)
       Accounts receivable                                                              (17,958)         4,414          7,192
       Deferred rent receivable                                                         (16,246)        (2,728)         3,677
       Income tax -current and deferred, net                                            (21,657)          (430)       (17,925)
       Other assets                                                                     (21,277)           746          5,641
       Accounts payable, accrued expenses and other liabilities                          31,177        (13,621)       (40,756)
                                                                                      ---------      ---------      ---------
       Net cash provided by operating activities                                      $  87,171      $ 122,692      $ 294,001
                                                                                      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net cash impact of consolidation of previously unconsolidated entities            $     334      $  11,574      $  38,226
    Proceeds from property sales                                                        174,881         43,155        121,422
    Proceeds from sale of investment in unconsolidated company and
      related property sales                                                              3,229        178,667              -
    Proceeds from joint venture partner                                               1,028,913              -        164,067
    Acquisition of investment properties                                               (381,672)       (44,732)      (120,206)
    Development of investment properties                                                 (4,142)        (6,613)        (2,477)
    Property improvements - Office Properties                                           (14,297)       (18,023)       (17,241)
    Property improvements - Resort/Hotel Properties                                     (27,739)       (13,574)       (16,745)
    Tenant improvement and leasing costs - Office Properties                            (92,876)       (77,279)       (49,175)
    Residential Development Properties Investments                                      (35,428)       (42,631)       (28,584)
    Decrease (increase) in restricted cash and cash equivalents                          75,395       (100,313)        19,071
    Purchase of defeasance investments and other securities                            (202,426)        (9,620)             -
    Proceeds from defeasance investment maturities                                       13,754              -              -
    Return of investment in unconsolidated companies:
            Office Properties                                                             2,981          7,846          3,709
            Resort/Hotel Properties                                                       1,299         17,973              -
            Residential Development Properties                                               14          8,528         12,767
            Temperature-Controlled Logistics Properties                                 125,109          3,201              -
            Other                                                                           290          5,231              -
    Investment in unconsolidated companies:
            Office Properties                                                           (10,100)        (7,968)          (449)
            Resort/Hotel Properties                                                           -              -         (7,924)
            Residential Development Properties                                           (2,192)        (6,013)       (32,966)
            Temperature-Controlled Logistics Properties                                  (2,400)          (900)        (3,280)
            Other                                                                        (4,355)        (3,685)        (2,930)
    (Increase) decrease in notes receivable                                             (15,230)        22,557        (19,302)
                                                                                      ---------      ---------      ---------
       Net cash provided by (used in) investing activities                            $ 633,342      $ (32,619)     $  57,983
                                                                                      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt financing costs                                                              $ (12,918)     $  (9,321)     $  (9,178)
    Borrowings under Credit Facility                                                    530,000        320,500        433,000
    Payments under Credit Facility                                                     (626,500)      (245,500)      (552,000)
    Notes Payable proceeds                                                              577,146        177,958        380,000
    Notes Payable payments                                                           (1,027,661)      (118,852)      (185,415)
    Residential Development Properties note payable borrowings                          111,672         79,834         83,383
    Residential Development Properties note payable payments                           (118,495)       (85,434)      (118,681)
    Purchase of GMAC preferred interest                                                       -              -       (218,423)
    Amortization of debt premiums                                                        (2,386)             -              -
    Capital distributions - joint venture partner                                        (8,565)       (11,699)        (3,792)
    Capital distributions - joint venture preferred equity                                    -              -         (6,967)
    Capital contributions - joint venture partner                                         2,833          2,028              -
    Capital contributions to the Operating Partnership                                      756          1,204          2,425
    Issuance of preferred units-Series A                                                 71,006              -         48,160
    Issuance of preferred units-Series B                                                      -              -         81,923
    Series A Preferred Unit distributions                                               (23,963)       (18,225)       (17,044)
    Series B Preferred Unit distributions                                                (8,075)        (8,075)        (4,015)
    Distributions from the Operating Partnership                                       (175,788)      (175,024)      (221,586)
                                                                                      ---------      ---------      ---------
       Net cash used in financing activities                                          $(710,938)     $ (90,606)     $(308,210)
                                                                                      ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      $   9,575      $    (533)     $  43,774
CASH AND CASH EQUIVALENTS,
    Beginning of period                                                                  74,885         75,418         31,644
CASH AND CASH EQUIVALENTS,
                                                                                      ---------      ---------      ---------
    End of period                                                                     $  84,460      $  74,885      $  75,418
                                                                                      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

      References to "we," "us," "our" and "the Operating Partnership" refer to Crescent Real Estate Equities Limited Partnership, and, unless the context otherwise requires, our direct and indirect subsidiaries; "Crescent" refers to Crescent Real Estate Equities Company and "the General Partner" refers to Crescent Real Estate Equities, Ltd., our sole general partner.

      We were formed under the terms of a limited partnership agreement dated February 9, 1994. We are controlled by Crescent through Crescent's ownership of all of the outstanding stock of our General Partner, which owns a 1% general partner interest in us. In addition, Crescent owns an approximately 82% limited partner interest in us, with the remaining approximately 17% limited partner interest held by other limited partners.

      All of our limited partners, other than Crescent, own, in addition to limited partner interests, units. Each unit generally entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of Crescent or, at Crescent's option, an equivalent amount of cash. For purposes of this report, the term "unit" or "unit of partnership interest" refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of December 31, 2004, Crescent's approximately 82% limited partner interest has been treated as equivalent, for purposes of this report, to 49,107,627 units and the remaining approximately 17% limited partner interest has been treated as equivalent, for purposes of this report, to 10,535,139 units. In addition, Crescent's 1% general partner interest has been treated as equivalent, for purposes of this report, to 602,452 units.

      Crescent owns its assets and carries on its operations and other activities through us and our subsidiaries. Our limited partnership agreement acknowledges that all of Crescent's operating expenses are incurred for our benefit and provides that we will reimburse Crescent for all such expenses.

      Crescent Finance Company, a Delaware corporation wholly-owned by us, was organized in March 2002 for the sole purpose of acting as co-issuer with us of $375.0 million aggregate principal amount of 9.25% senior notes due 2009. Crescent Finance Company does not conduct operations of its own.

      The following table shows our consolidated subsidiaries that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of December 31, 2004.

Operating Partnership           Wholly-owned assets - The Avallon IV, Datran Center (two office properties) and Dupont Centre. These properties are included in our
                                Office Segment.

                                Non wholly-owned assets, consolidated - 301 Congress Avenue (50%
                                interest) is included in our Office Segment. Sonoma Mission Inn (80.1%
                                interest) is included in our Resort/Hotel Segment.

                                Non wholly-owned assets, unconsolidated - Bank One Center (50%
                                interest), Bank One Tower (20% interest), Three Westlake Park (20%
                                interest), Four Westlake Park (20% interest), Miami Center (40%
                                interest), 5 Houston Center (25% interest), BriarLake Plaza (30%
                                interest), Five Post Oak Park (30% interest), Houston Center (23.85%
                                interest in three office properties and the Houston Center Shops), The
                                Crescent Atrium (23.85% interest), The Crescent Office Towers (23.85%
                                interest), Trammell Crow Center(1) (23.85% interest), Post Oak Central
                                (23.85% interest in three Office Properties), and Fountain Place
                                (23.85% interest). These properties are included in our Office
                                Segment. AmeriCold Realty Trust (31.7% interest in 88 properties), included in our Temperature-Controlled Logistics Segment.

Hughes Center Entities(2)       Wholly-owned assets - Hughes Center Properties (seven office properties each in a separate limited liability company). These properties are included in our Office Segment.

                                Non wholly-owned assets, consolidated - 3770 Hughes Parkway (67%
                                interest), included in our Office Segment.

Crescent Real Estate            Wholly-owned assets - The Aberdeen, The Avallon I, II & III, Carter
Funding I, L.P. ("Funding I")   Burgess Plaza, The Citadel, Regency Plaza One, Waterside Commons and
                                125 E. John I") Carpenter Freeway. These properties are included in our Office Segment.

Crescent Real Estate Funding    Wholly-owned assets - Greenway Plaza Office Properties (ten Office
III, IV and V, L.P.             Properties). These properties are included in our Office Segment.
("Funding III, IV and V")(3)    Renaissance Houston Hotel is included in our Resort/Hotel Segment.

Crescent Real Estate            Wholly-owned asset - Canyon Ranch - Lenox, included in our
Funding VI, L.P.                Resort/Hotel Segment.
("Funding VI")

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crescent Real Estate Funding    Wholly-owned assets - The Addison, Austin Centre, The Avallon V,
VIII, L.P. ("Funding VIII")     Chancellor Park, 816 Congress, Greenway I & IA (two office proper II,
                                Johns Manville Plaza, One Live Oak, Palisades Central I, Palisades
                                Central II, Peakview Tower, Stemmons Place, 3333 Lee Parkway, 44 Cook and 55
                                Madison. These properties are included in our Office Segment. The Canyon
                                Ranch - Tucson, Omni Austin Hotel, and Ventana Inn & Spa, all of which are included in our Resort/Hotel Segment.

Crescent Real Estate            Wholly-owned assets - Albuquerque Plaza(4), Barton Oaks Plaza,
Funding XII, L.P.               Briargate Office and Research Center, MacArthur Center I & II, Stanf
("Funding XII")                 Center, and Two Renaissance Square. These properties are included in our Office Segment. The Park Hyatt Beaver Creek Resort & Spa is included in our
                                Resort/Hotel Segment.

Crescent 707 17th Street,       Wholly-owned assets - 707 17th Street, included in our Office Segment,
L.L.C                           and The Denver Marriott City Center, included in our Resort/Hotel
                                Segment.

Crescent Alhambra, L.L.C.       Wholly-owned asset - Alhambra Plaza (two Office Properties), included in our Office Segment.

Crescent Spectrum Center, L.P.  Non wholly-owned asset, consolidated - Spectrum Center (approximately
                                100% interest), included in our Office Segment.

Crescent Colonnade, L.L.C.      Wholly-owned asset - The BAC-Colonnade Building, included in our Office
                                Segment.

Crescent 1301 McKinney,         Wholly-owned asset - 1301 McKinney Street, included in our Office
L.P.                            Segment.

Mira Vista Development          Non wholly-owned asset, consolidated - Mira Vista (98% interest),
Corp. ("MVDC")                  included in our Residential Development Segment.

Houston Area Development        Non wholly-owned assets, consolidated - Falcon Point (98% interest)
Corp. ("HADC")                   and Spring Lakes (98% interest). These properties are included in our
                                Residential Development Segment.

Desert Mountain Development     Non wholly-owned assets, consolidated - Desert Mountain (93%
Corporation ("DMDC")            interest), included in our Residential Development Segment.

Crescent Resort Development     Non wholly-owned assets, consolidated - Brownstones (64% interest),
Inc. ("CRDI")                   Creekside at Riverfront (64% interest), Delgany (64% interest), Eagle
                                Ranch (60% interest), Gray's Crossing (71% interest), Horizon Pass
                                (64% interest), Hummingbird (64% interest), Main Street Station (30%
                                interest), Northstar (57% interest), Old Greenwood (71% interest),
                                Riverbend (60% interest), Riverfront Park (64% interest). These properties are included in our Residential Development Segment.

                                Non wholly-owned assets, unconsolidated - Blue River Land Company,
                                L.L.C. - Three Peaks (30% interest) and EW Deer Valley, L.L.C. (41.7%
                                interest), included in our Residential Development Segment.

----------------------

(1) We own 23.85% of the economic interest in Trammell Crow Center through our ownership of a 23.85% interest in the joint venture that holds fee simple title to the Office Property (subject to a ground lease and a leasehold estate regarding the building) and two mortgage notes encumbering the leasehold interests in the land and the building.

(2)   In addition, we own nine retail parcels located in Hughes Center.

(3) Funding III owns nine of the ten office properties in the Greenway Plaza office portfolio and the Renaissance Houston Hotel; Funding IV owns the central heated and chilled water plant building located at Greenway Plaza; and Funding V owns 9 Greenway, the remaining office property in the Greenway Plaza office portfolio.

(4)   This Office Property was sold in February 2005.

      See Note 9, "Investments in Unconsolidated Companies," for a table that lists our ownership in significant unconsolidated joint ventures and investments as of December 31, 2004.

      See Note 11, "Notes Payable and Borrowings Under Credit Facility," for a list of certain other subsidiaries, all of which are consolidated in Crescent and our financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEGMENTS

      Our assets and operations consisted of four investment segments at December 31, 2004, as follows:

      -     Office Segment;

      -     Resort/Hotel Segment;

      -     Residential Development Segment; and

      -     Temperature-Controlled Logistics Segment.

      Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of December 31, 2004:

      - OFFICE SEGMENT consisted of 78 office properties, which we refer to as the Office Properties, located in 29 metropolitan submarkets in eight states, with an aggregate of approximately 31.6 million net rentable square feet. Fifty-seven of the Office Properties are wholly-owned and twenty-one are owned through joint ventures, two of which are consolidated and nineteen of which are unconsolidated.

      - RESORT/HOTEL SEGMENT consisted of five luxury and destination fitness resorts and spas with a total of 1,036 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Seven of the Resort/Hotel Properties are wholly-owned and one is owned through a joint venture that is consolidated.

      - RESIDENTIAL DEVELOPMENT SEGMENT consisted of our ownership of common stock representing interests of 98% to 100% in four residential development corporations. These Residential Development Corporations, through partnership arrangements, owned in whole or in part 23 upscale residential development properties, which we refer to as the Residential Development Properties.

      - THE TEMPERATURE-CONTROLLED LOGISTICS SEGMENT consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of December 31, 2004, AmeriCold operated 103 facilities, of which 87 were wholly-owned, one was partially-owned and fifteen were managed for outside owners. The 88 owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 443.7 million cubic feet (17.6 million square feet) of warehouse space. AmeriCold also owned two quarries and the related land. We account for our interest in AmeriCold as an unconsolidated equity investment.

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include all of our direct and indirect subsidiary entities. The equity interests that we do not own in those direct and indirect subsidiaries are reflected as minority interests. All significant intercompany balances and transactions have been eliminated.

      Certain amounts in prior period financial statements have been reclassified to conform to the current year presentation.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ADOPTION OF NEW ACCOUNTING STANDARDS

      EITF 03-1. At the March 17-18, 2004 meeting, consensus was reached by the FASB Emerging Issues Task Force on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Consensus applies to investments in debt and equity securities within the scope of Statements of Financial Accounting Standards, or SFAS, Nos. 115, "Accounting for Certain Investments in Debt and Equity Securities," and 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations." It also applies to investments in equity securities that are both outside SFAS No. 115's scope and not accounted for under the equity method. The Task Force reached a consensus that certain quantitative and qualitative disclosures should be required for securities that are impaired at the balance sheet date but for which an other - than-temporary impairment has not been recognized. The new impairment guidance creates a model that calls for many judgments and additional evidence gathering in determining whether or not securities are other-than-temporarily impaired and lists some of these impairment indicators. The impairment accounting guidance is effective for periods beginning after June 15, 2004 and the disclosure requirements for annual reporting periods are effective for periods ending after June 15, 2004. We adopted EITF 03-1 effective July 1, 2004 and it had no impact on our financial condition or results of operations.

      SFAS NO. 123R. In December 2004, the FASB issued SFAS No. 123 (Revised
2004), "Share-Based Payment." The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R as of the first interim reporting period that begins after June 15, 2005. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. Except for the 2004 Unit Plan, we do not believe there will be a significant impact to our financial condition or results of operations from the adoption of SFAS No. 123R. We are continuing to evaluate the impact of the adoption of the SFAS No. 123R as it relates to the 2004 Unit Plan.

      SFAS NO. 153. In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe there will be an impact to our financial condition or results of operations from the adoption of SFAS No. 153.

      SOP 04-2. In December 2004, the AICPA issued Statement of Position, or SOP, 04-2, "Accounting for Real Estate Time-Sharing Transactions." This SOP provides guidance to a seller of real estate time sharing interests and provides, among other requirements, that uncollectibles be reflected as a reduction of revenues rather than as bad debt expense. The provisions in the SOP are effective for financial statements for fiscal years beginning after June 15, 2005. To facilitate the issuance of this standard, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - An Amendment of FASB Statements No. 66 and 67," on December 16, 2004 which references the financial accounting and reporting guidance for real estate time-sharing transactions to SOP 04-2. We do not believe there will be a significant impact to our financial condition or results of operations from the adoption of SOP 04-2.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES. On January 15, 2003, the FASB approved the issuance of Interpretation 46, "Consolidation of Variable Interest Entities," or FIN 46, an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities" or FIN 46R, which amended FIN 46. Under FIN 46R, consolidation requirements are effective immediately for new Variable Interest Entities, or VIEs, created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for special purpose entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of other entities such as VIEs. FIN 46R requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIE's activities or entitled to receive a majority of the VIE's expected residual returns or both.

      The adoption of FIN 46R did not have a significant impact on our financial condition or results of operations. Due to the adoption of this Interpretation and management's assumptions in application of the guidelines stated in the Interpretation, we have consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003 and Elijah Fulcrum Fund Partners, L.P., which we refer to as Elijah, as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation. While it was determined that one of our unconsolidated joint ventures, Main Street Partners, L.P., and its investments in Canyon Ranch Las Vegas, L.L.C., CR License, L.L.C. and CR License II, L.L.C., which we refer to as the Canyon Ranch Entities, are VIEs under FIN 46R, we are not the primary beneficiary and are not required to consolidate these entities under other Generally Accepted Accounting Principles, or GAAP. Our maximum exposure to loss is limited to our equity investment of approximately $57.8 million in Main Street Partners, L.P. and $5.1 million in the Canyon Ranch Entities at December 31, 2004.

      During 2004, we entered into three separate exchange agreements with a third party intermediary. The first exchange agreement included two parcels of undeveloped land, the second exchange agreement included the 3930 Hughes Parkway Office Property, and the third exchange agreement included The Alhambra Office Property. The agreements were for a maximum term of 180 days and allowed us to pursue favorable tax treatment on other properties sold by us within this period. During the 180-day periods, which ended on August 28, 2004, November 6, 2004, and February 2, 2005, respectively, the third party intermediary was the legal owner of the properties, although we controlled the properties, retained all of the economic benefits and risks associated with these properties and indemnified the third party intermediary and, therefore, we fully consolidated these properties. We took legal ownership of the properties no later than the expiration of the respective 180-day periods.

      ACQUISITION OF OPERATING PROPERTIES. We allocate the purchase price of acquired properties to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, "Business Combinations." We initially record the allocation based on a preliminary purchase price allocation with adjustments recorded within one year of the acquisition.

      In making estimates of fair value for purposes of allocating purchase price, management utilizes sources, including, but not limited to, independent value consulting services, independent appraisals that may be obtained in connection with financing the respective property, and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

      The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property and (ii) the present value of the amortized in-place tenant improvement allowances over the remaining term of each lease. Management's estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements and equipment. The value of tenant improvements is separately estimated due to the different depreciable lives.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The aggregate value of intangible assets acquired is measured based on the difference between (i) the purchase price and (ii) the value of the tangible assets acquired as defined above. This value is then allocated among above-market and below-market lease values, costs to execute similar leases (including leasing commissions, legal expenses and other related expenses), in-place lease values and customer relationship values.

      Above-market and below-market in-place lease values for acquired properties are calculated based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the below-market fixed rate renewal option, if any, for below-market leases. We perform this analysis on a lease by lease basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the below-market fixed rate renewal option, if any, of the respective leases.

      Management estimates costs to execute leases similar to those acquired at the property at acquisition based on current market conditions. These costs are recorded based on the present value of the amortized in-place leasing costs on a lease by lease basis over the remaining term of each lease.

      The in-place lease values and customer relationship values are based on management's evaluation of the specific characteristics of each customer's lease and our overall relationship with that respective customer. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the customer, growth prospects for developing new business with the customer, the customer's credit quality and the expectation of lease renewals, among other factors. The in-place lease value and customer relationship value are both amortized to expense over the initial term of the respective leases and projected renewal periods, but in no event does the amortization period for the intangible assets exceed the remaining depreciable life of the building.

      Should a tenant terminate its lease, the unamortized portion of the in-place lease value and the customer relationship value and above-market and below-market in-place lease values would be charged to expense.

      NET INVESTMENTS IN REAL ESTATE. Real estate, for operating properties, is carried at cost, net of accumulated depreciation. Betterments, major renovations, and certain costs directly related to the acquisition, improvements and leasing of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and Improvements                  5 to 46 years
Tenant Improvements                         Terms of leases, which approximates the useful life of the asset
Furniture, Fixtures and Equipment           3 to 5 years

      Real Estate also includes land and capitalized project costs associated with the acquisition and the development of land, construction of residential units, amenities and facilities, interest and loan origination costs on land under development, and certain general and administrative expenses to the extent they benefit the development of land. We adhere to the accounting and reporting standards under SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects" for costs associated with the acquisition, development, construction and sale of real estate projects. In addition, we capitalize interest costs as a part of the historical cost of acquiring certain assets that qualify for capitalization under SFAS No. 34, "Capitalization of Interest Cost." Our assets that qualify for accounting treatment under this pronouncement must require a period of time to prepare for their intended use, such as our land development project assets that are intended for sale or lease and constructed as discrete projects. In accordance with the authoritative guidance, the interest cost capitalized by us is the interest cost recognized on borrowings and other obligations. The amount capitalized is an allocation of the interest cost incurred during the period required to complete the asset. The interest rate for capitalization purposes is based on the rates of our outstanding borrowings.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      An impairment loss is recognized on a property by property basis on Properties classified as held for use, when expected undiscounted cash flows are less than the carrying value of the property. In cases where we do not expect to recover our carrying costs on a Property, we reduce its carrying costs to fair value, and for Properties held for disposition, we reduce its carrying costs to the fair value less estimated selling costs. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record assets held for disposition at the lower of carrying value or sales price less costs to sell. Depreciation expense is not recognized on Properties classified as held for disposition.

      CONCENTRATION OF REAL ESTATE INVESTMENTS. Our Office Properties are located primarily in the Dallas and Houston, Texas, metropolitan areas. As of December 31, 2004, our Office Properties in Dallas and Houston represented an aggregate of approximately 69% of our office portfolio based on total net rentable square feet. As a result of this geographic concentration, our operations could be adversely affected by a recession or general economic downturn in the areas where these Properties are located.

      CASH AND CASH EQUIVALENTS. We consider all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.

      RESTRICTED CASH AND CASH EQUIVALENTS. Restricted cash includes escrows established pursuant to certain mortgage financing arrangements for real estate taxes, insurance, security deposits, ground lease expenditures, capital expenditures and capital requirements related to cash flow hedges.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are carried at outstanding principal and are reduced by an allowance for amounts that may become uncollectible in the future. Our accounts receivable balance consists of rents and operating cost recoveries due from office tenants, receivables associated with club memberships at our Residential Development Properties and guest receivables at our Resort/Hotel Properties. We also maintain an allowance for deferred rent receivables, which arise from the straight-lining of rents as necessary. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants or members, any delinquency in payment, historical trends and current economic conditions. If our assumptions regarding the collectibility of accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in our earnings.

      INVESTMENTS IN UNCONSOLIDATED COMPANIES. Investments in unconsolidated joint ventures and companies are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. We also recognize an impairment loss on an investment by investment basis when the fair value of an investment experiences a non-temporary decline below the carrying value. See Note 9, "Investment in Unconsolidated Companies" for a table that lists our ownership in significant unconsolidated joint ventures and investments as of December 31, 2004.

      Upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, AmeriCold compared the fair value of Temperature-Controlled Logistics Properties based on discounted cash flows to the carrying value of Temperature-Controlled Logistics Properties and the related goodwill. Based on this test, the fair value did not exceed its carrying value, and the second step of the impairment test was performed to measure the impairment loss. The second step compared the implied fair value of goodwill with the carrying amounts of goodwill which exceeded the fair value on January 1, 2002. As a result, we recognized a goodwill impairment charge of approximately $10.3 million, due to the initial application of this statement. This charge was reported as a change in accounting principle and is included in our Consolidated Statements of Operations as a "Cumulative effect of a change in accounting principle" for the year ended December 31, 2002.

      OTHER ASSETS. Other assets consist principally of leasing costs, deferred financing costs, intangible assets and marketable securities. Leasing costs are amortized on a straight-line basis during the terms of the respective leases, and unamortized leasing costs are written off upon early termination of lease agreements. Deferred financing costs are amortized on a straight-line basis (when it approximates the effective interest method) over the shorter of the expected lives or the terms of the respective loans. The effective interest method is used to amortize deferred financing costs on loans where the straight-line basis does not approximate the effective interest method, over the terms of the respective loans.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Intangible assets, which include memberships, trademarks, water rights and net intangible leases created by SFAS No. 141, "Business Combinations," are amortized and reviewed annually for impairment. Upon the formation of Desert Mountain Properties, L.P. in August 1997, the partnership allocated a portion of the fair value of its assets of Desert Mountain to the remaining club memberships and recorded the amount as an intangible asset. Upon the conveyance of a pipeline from Desert Mountain to the local government, we reclassified the fair value of the water pipeline from land improvements into an intangible asset, or water rights.

      Marketable securities are considered either available-for-sale, trading or held-to-maturity, in accordance with SFAS No. 115. Realized gains or losses on sale of securities are recorded based on specific identification. Available-for-sale securities are marked to market value on a monthly basis with the corresponding unrealized gains and losses included in accumulated other comprehensive income. Trading securities are marked to market on a monthly basis with the unrealized gains and losses included in earnings. Held-to-maturity securities are carried at amortized cost. Held-to-maturity securities consists of U.S. Treasury and government sponsored agency securities purchased in-substance to defease debt, and are included in the "Defeasance investments" line. When a decline in the fair value of marketable securities is determined to be other than temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. Investments in securities with no readily determinable market value are reported at cost, as they are not considered marketable under SFAS No. 115.

      FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, deferred rent receivable, notes receivable, other assets, accounts payable and other liabilities are reasonable estimates of their fair values. The fair value of our defeasance investments was approximately $173.7 million as of December 31, 2004. The fair value of our notes payable is most sensitive to fluctuations in interest rates. Since our $599.7 million in variable rate debt changes with these changes in interest rates, it also approximates the fair market value of the underlying debt. We reduce the variability in future cash flows by maintaining a sizable portion of debt with fixed payment characteristics. Although the cash flow to or from us does not change, the fair value of the $1.6 billion in fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $1.7 billion as of December 31, 2004. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2004.

      DERIVATIVE FINANCIAL INSTRUMENTS. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. Derivative financial instruments are used to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio.

      To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges are entered into to achieve a fixed interest rate on variable rate debt.

      We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

      As of December 31, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. We do not use derivatives for trading or speculative purposes.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At December 31, 2004, derivatives with a negative fair value of $2.0 million were included in "Accounts payable, accrued expenses and other liabilities." The change in net unrealized gains of $11.8 million in 2004 for derivatives designated as cash flow hedges is separately disclosed in the Consolidated Statements of Partner's Capital.

      Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The change in net unrealized gains/losses on cash flow hedges reflects the recognition of $10.1 million of net unrealized losses from other comprehensive income to interest expense during 2004. We estimate that during 2005 an additional $2.0 million of unrealized losses will be recognized as interest expense.

      GAIN RECOGNITION ON SALE OF REAL ESTATE ASSETS. We perform evaluations of each real estate sale to determine if full gain recognition is appropriate in accordance with SFAS No. 66, "Accounting for Sales of Real Estate." The application of SFAS No. 66 can be complex and requires us to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser's investment in the property being sold, whether our receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of our continuing involvement with the real estate asset after the sale. If full gain recognition is not appropriate, we account for the sale under an appropriate deferral method.

      REVENUE RECOGNITION - OFFICE PROPERTIES. As a lessor, we have retained substantially all of the risks and benefits of ownership of the Office Properties and account for our leases as operating leases. Income on leases, which includes scheduled increases in rental rates during the lease term and/or abated rent payments for various periods following the tenant's lease commencement date, is recognized on a straight-line basis. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received pursuant to the applicable lease provisions. Office Property leases generally provide for the reimbursement of annual increases in operating expenses above base year operating expenses ("excess operating expenses"), payable to us in equal installments throughout the year based on estimated increases. Any differences between the estimated increase and actual amounts incurred are adjusted at year end.

      REVENUE RECOGNITION - RESORT/HOTEL PROPERTIES. On February 14, 2002, we executed an agreement with Crescent Operating, Inc., or COPI, pursuant to which COPI transferred to subsidiaries of ours, in lieu of foreclosure, COPI's lessee interests in the eight Resort/Hotel Properties previously leased to COPI. See
Note 22, "COPI." For all of the Resort/Hotel Properties, except the Omni Austin Hotel, during the period from February 14, 2002 to December 31, 2004, we recognized revenues for room sales and guest nights and revenues from guest services whenever rooms were occupied and services had been rendered. Lease revenue is recognized for the Omni Austin Hotel. Prior to February 14, 2002, we recognized base rental income from leases on the properties on a straight-line basis over the terms of the respective leases.

      REVENUE RECOGNITION - RESIDENTIAL DEVELOPMENT PROPERTIES. We use the accrual method to recognize revenue from the sale of Residential Development Properties when a third-party buyer has made an adequate cash down payment and has attained the attributes of ownership. If a sale does not qualify for the accrual method of recognition, deferral methods are used as appropriate including the percentage-of-completion method. In certain cases, when we receive an inadequate cash down payment and take a promissory note for the balance of the sales price, revenue recognition is deferred until such time as sufficient cash is received to meet minimum down payment requirements. The cost of residential property sold is defined based on the type of product being purchased. The cost of sales for residential lots is generally determined as a specific percentage of the sales revenues recognized for each Residential Development project. The percentages are based on total estimated development costs and sales revenue for each Residential Development project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sales for residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs, the full accrual method is utilized. Under this method, 100% of the revenue is recognized, and a commitment liability is established to reflect the allocated estimated future costs to complete the residential unit. If our estimates of costs or the percentage of completion is incorrect, it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At our golf clubs, members are expected to pay an advance initiation fee or refundable deposit upon their acceptance as a member to the club. These initiation fees and deposits vary in amount based on a variety of factors such as the supply and demand for our services in each particular market, number of golf courses and breadth of amenities available to the members, and the prestige of having the right to membership of the club. A significant portion of our initiation fees are deferred equity memberships which are recorded as deferred revenue when sold and recognized as membership fee revenue on a straight-line basis over the number of months remaining until the turnover date of the club to the members. Refundable deposits relate to the non-equity membership portion of each membership sold which will be refunded upon resignation by the member and upon reissuance of the membership, or at the termination of the membership as provided by the membership agreement. The refundable deposit is not recorded as revenue but rather as a liability due to the refundable nature of the deposit. The deferred revenue and refundable deposits, net of related deferred expenses, are presented in our Consolidated Balance Sheets in Accounts payable, accrued expenses, and other liabilities.

      INCOME TAXES. Crescent has elected to be taxed as a REIT under Sections 856 through 860 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and operate in a manner intended to enable it to continue to qualify as a REIT. As a REIT, Crescent generally will not be subject to corporate federal income tax on net income that it currently distributes to its shareholders, provided that they satisfy certain organizational and operational requirements including the requirement to distribute at least 90% of its REIT taxable income to its shareholders each year. Accordingly, Crescent does not believe it will be liable for federal income taxes on its REIT taxable income or state income taxes in most of the states in which they operate.

      We elected to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, each of which they refer to as a TRS. In general, a TRS may perform additional services for tenants and generally may engage in any real estate or non-real estate business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax, state and local taxes.

      Income or losses of the Operating Partnership are allocated to our partners for inclusion in their respective income tax calculations. Accordingly, no provision or benefit for income taxes has been made other than for certain consolidated subsidiaries.

      USE OF ESTIMATES. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      STOCK-BASED COMPENSATION. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which requires that the fair value of stock options and unit options at the date of grant be amortized ratably into expense over the appropriate vesting period. During the year ended December 31, 2004, Crescent and we granted stock options and unit options and we recognized compensation expense that was not significant to the results of operations. With respect to Crescent's stock options and our unit options which were granted prior to 2003, we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related Interpretations. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plans consistent with SFAS No. 123, our net income (loss) and earnings
(loss) per unit would have been reduced to the following pro forma amounts:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
(in thousands, except per unit amounts)                            2004           2003         2002
----------------------------------------------------------     ------------   ------------   ---------
Net income (loss) available to partners, as reported           $ 172,088      $   4,268      $  91,390
Add: Stock-based employee compensation expense included in
  reported net income                                              2,340          1,188              -
Deduct: total stock-based employee compensation expense
  determined under fair value based method for all
  awards                                                          (4,615)        (2,916)        (4,318)
                                                               ---------      ---------      ---------
Pro forma net income (loss) available to partners              $ 169,813      $   2,540      $  87,072
Earnings (loss) per unit:
Basic - as reported                                            $    2.95      $    0.07      $    1.44
Basic - pro forma                                              $    2.91      $    0.04      $    1.37
Diluted - as reported                                          $    2.94      $    0.07      $    1.44
Diluted - pro forma                                            $    2.90      $    0.04      $    1.37

      EARNINGS PER UNIT. SFAS No. 128, "Earnings Per Share," or EPS, specifies the computation, presentation and disclosure requirements for earnings per share.

      Basic EPS is computed by dividing net income available to partners by the weighted average number of units outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue units were exercised or converted into units, where such exercise or conversion would result in a lower EPS amount. We present both basic and diluted earnings per unit.

      The following table presents a reconciliation for the years ended December 31, 2004, 2003 and 2002 of basic and diluted earnings per unit "Income before discontinued operations and cumulative effect of a change in accounting principle" to "Net income (loss) available to partners." The table also includes weighted average units on a basic and diluted basis.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------------------------------------
                                                     2004                         2003                          2002
                                         ----------------------------  ---------------------------  ----------------------------
                                                     Wtd.       Per               Wtd.      Per                 Wtd.      Per
                                          Income     Avg.      Unit     Income    Avg.      Unit     Income     Avg.      Unit
(in thousands, except per unit amounts)   (Loss)    Units     Amount    (Loss)   Units     Amount    (Loss)    Units     Amount
---------------------------------------  ----------------------------  ---------------------------  ----------------------------
BASIC EPS -
Income before discontinued operations
  and cumulative effect of a  change
  in accounting principle                $194,534    58,374            $ 33,430   58,317            $ 85,093    63,578
Series A Preferred Unit distributions     (23,723)                      (18,225)                     (16,702)
Series B Preferred Unit distributions      (8,075)                       (8,075)                      (5,047)
                                         ----------------------------  ---------------------------  ----------------------------

Income available to partners
  before discontinued operations and
  cumulative effect of a
  change in accounting principle         $162,736    58,374  $   2.79  $  7,130   58,317  $   0.12    63,344    63,578  $   0.99

Income from discontinued operations        12,050                0.21    14,554               0.25    31,249                0.49
Impairment charges related to real
   estate assets from discontinued
   operations                              (3,511)              (0.06)  (29,550)    `        (0.51)   (4,678)              (0.07)
 Gain on real estate from discontinued
   operations                               1,241                0.02    12,134               0.21    11,802                0.19
Cumulative effect of a change in
   accounting principle                      (428)              (0.01)        -                  -   (10,327)              (0.16)
                                         ----------------------------  ---------------------------  ----------------------------
Net income (loss) available to partners  $172,088    58,374  $   2.95  $  4,268   58,317  $   0.07  $ 91,390    63,578  $   1.44
                                         ============================  ===========================  ============================

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------------------
                                                      2004                          2003                           2002
                                          ----------------------------  -----------------------------  -----------------------------
                                                      Wtd.       Per                Wtd.       Per                 Wtd.      Per
                                           Income     Avg.      Unit     Income     Avg.       Unit     Income     Avg.      Unit
(in thousands, except per unit amounts)    (Loss)    Units     Amount    (Loss)    Units      Amount    (Loss)    Units     Amount
---------------------------------------   ----------------------------  -----------------------------  -----------------------------
DILUTED EPS -
Income before discontinued operations
  and cumulative effect of a change in
  accounting principle                    $194,534    58,374            $ 33,430    58,317             $ 85,093    63,578
Series A Preferred Unit distributions      (23,723)                      (18,225)                       (16,702)
Series B Preferred Unit distributions       (8,075)                       (8,075)                        (5,047)
Effect of dilutive securities
  Additional units relating to:
    Unit options                                         109                            21                            101
                                          ----------------------------  -----------------------------  ----------------------------

Income available to partners
  before discontinued operations and
  cumulative effect of a change in
  accounting principle                    $162,736    58,483  $   2.78  $  7,130    58,338   $   0.12  $ 63,344    63,679  $   0.99

Income from discontinued operations         12,050                0.21    14,554                 0.25    31,249                0.49
Impairment charges related to real
  estate assets from discontinued
  operations                                (3,511)              (0.06)  (29,550)               (0.51)   (4,678)              (0.07)
Gain on real estate from discontinued
  operations                                 1,241                0.02    12,134                 0.21    11,802                0.19
Cumulative effect of a change in
  accounting principle                        (428)              (0.01)        -                    -   (10,327)              (0.16)
                                          ----------------------------  -----------------------------  ----------------------------
Net income (loss) available to partners   $172,088    58,483  $   2.94  $  4,268    58,338   $   0.07  $ 91,390    63,679  $   1.44
                                          ============================  =============================  ============================

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                 -----------------------------------------
                            (in thousands)                                          2004           2003          2002
-----------------------------------------------------------------------------    ------------   -----------   ------------
Interest paid on debt                                                            $    171,520   $   153,916   $    146,150
Interest capitalized - Office                                                               -             -            317
Interest capitalized - Resort/Hotel                                                       294            34              -
Interest capitalized - Residential Development                                         15,556        18,233         16,667
Additional interest paid in conjunction with cash flow hedges                           8,713        19,278         24,125
                                                                                 ------------   -----------   ------------
Total interest paid                                                              $    196,083   $   191,461   $    187,259
                                                                                 ============   ===========   ============

Cash paid (received) for income taxes                                            $      8,364   $   (7,215)   $     10,200
                                                                                 ============   ==========    ============

SUPPLEMENTAL SCHEDULE OF NON CASH ACTIVITIES:

Assumption of debt in conjunction with acquisitions of Office Property           $    139,807   $    48,713   $          -
Financed sale of land parcel                                                            4,878        11,800          7,520
Financed purchase of land parcel                                                        7,500             -              -

SUPPLEMENTAL SCHEDULE OF 2004 CONSOLIDATION OF ELIJAH, 2003 CONSOLIDATIONS OF
   DBL, MVDC, HADC AND GDW AND THE 2002 TRANSFER OF ASSETS AND ASSUMPTION OF
   LIABILITIES PURSUANT TO THE FEBRUARY 14, 2002 AGREEMENT WITH COPI:

Net investment in real estate                                                    $          -   $  (40,178)   $  (570,175)
Restricted cash and cash equivalents                                                        -             -        (3,968)
Accounts receivable, net                                                                (848)       (3,067)       (23,338)
Investments in unconsolidated companies                                               (2,478)        33,123        309,103
Notes receivable, net                                                                   4,363          (25)         29,816
Income tax asset - current and deferred, net                                            (274)       (3,564)       (21,784)
Other assets, net                                                                           -         (820)       (63,263)
Notes payable                                                                               -           312        129,157
Accounts payable, accrued expenses and other liabilities                                    -        14,047        201,159
Minority interest - consolidated real estate partnerships                               (140)        11,746         51,519
Other comprehensive income, net of tax                                                    139             -              -
Cumulative effect of a change in accounting principle                                   (428)             -              -

                                                                                 ------------   -----------   ------------
Increase in cash                                                                 $        334   $    11,574   $     38,226
                                                                                 ============   ===========   ============

3.    SEGMENT REPORTING

            For purposes of segment reporting as defined in SFAS No. 131, we have four major investment segments based on property type: the Office Segment; the Resort/Hotel Segment; the Residential Development Segment; and the Temperature-Controlled Logistics Segment. Management utilizes this segment structure for making operating decisions and assessing performance.

            We use funds from operations, or FFO, as the measure of segment profit or loss. FFO, as used in this document, is based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, and means:

                  -     Net Income (Loss) - determined in accordance with GAAP;

                  - excluding gains (losses) from sales of depreciable operating property;

                  -     excluding extraordinary items (as defined by GAAP);

                  - plus depreciation and amortization of real estate assets; and

                  - after adjustments for unconsolidated partnerships and joint ventures.

            We calculate FFO available to partners - diluted - NAREIT definition in the same manner, except that Net Income (Loss) is replaced by Net Income
(Loss) Available to Partners.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We consider FFO available to partners - diluted - NAREIT definition and FFO appropriate measures of performance for an Operating Partnership of an equity REIT and for its investment segments. However, FFO available to partners - diluted - NAREIT definition and FFO should not be considered as alternatives to net income determined in accordance with GAAP as an indication of our operating performance.

            Our measures of FFO available to partners - diluted - NAREIT definition and FFO may not be comparable to similarly titled measures of operating partnerships of REITs because these REITs may apply the definition of FFO in a different manner than we apply it. We calculate Adjusted FFO available to partners - diluted by excluding the effect of impairment charges related to real estate assets and the effect of extinguishment of debt expense related to real estate asset sales.

            Selected financial information related to each segment for the three years ended December 31, 2004, 2003, and 2002, and total assets, consolidated property level financing, consolidated other liabilities, and minority interests for each of the segments at December 31, 2004 and 2003, are presented in the following tables:

      SELECTED FINANCIAL INFORMATION:

                                                                       FOR THE YEAR ENDED DECEMBER 31, 2004
                                                 -----------------------------------------------------------------------------
                                                                                        TEMPERATURE-
                                                                           RESIDENTIAL   CONTROLLED    CORPORATE
                                                   OFFICE    RESORT/HOTEL  DEVELOPMENT   LOGISTICS        AND
              (in thousands)                     SEGMENT(1)    SEGMENT      SEGMENT(2)    SEGMENT       Other(3)       TOTAL
----------------------------------------------   ----------  ------------  -----------  ------------   ----------    ---------
Total Property revenue                           $ 484,049    $ 183,515     $ 311,197   $         -    $        -    $ 978,761
Total Property expense                             234,359      155,812       271,819             -             -      661,990
                                                 ---------    ---------     ---------   -----------    ----------    ---------

   Income from Property Operations               $ 249,690    $  27,703     $  39,378   $         -    $        -    $ 316,771

Total other income (expense)                       147,501      (23,867)      (17,826)        6,153      (239,454)    (127,493)
Minority interests and income taxes                 (1,788)       8,165          (703)            -          (418)       5,256
Discontinued operations  - income, gain on
   real estate and impairment charges related
   to real estate assets                            (2,522)      13,411           (95)            -        (1,014)       9,780
Cumulative effect of a change in accounting
   principle,                                            -            -             -             -          (428)        (428)
                                                 ---------    ---------     ---------   -----------    ----------    ---------

   Net income (loss)                             $ 392,881    $  25,412     $  20,754   $     6,153    $ (241,314)   $ 203,886
                                                 ---------    ---------     ---------   -----------    ----------    ---------

Depreciation and amortization of real estate
assets                                           $ 124,858    $  23,775     $   8,078   $         -    $       55    $ 156,766
(Gain) loss on property sales, net                (263,363)      (4,209)          115             -           404     (267,053)
Extinguishment of debt related to real estate
assets                                                   -            -             -             -        39,121       39,121
Impairment charges related to real estate
assets                                               2,852            -         2,497             -           659        6,008
Adjustments for investment in unconsolidated
companies                                           11,601            -          (228)       24,873             -       36,246
Series A Preferred unit distributions                    -            -             -             -       (23,723)     (23,723)
Series B Preferred unit distributions                    -            -             -             -        (8,075)      (8,075)
                                                 ---------    ---------     ---------   -----------    ----------    ---------
Adjustments to reconcile net income (loss) to
   funds from operations available to partners
   - diluted                                     $(124,052)   $  19,566     $  10,462   $    24,873    $    8,441    $ (60,710)
                                                 ---------    ---------     ---------   -----------    ----------    ---------
Adjusted funds from operations available to
    partners - diluted                           $ 268,829    $  44,978     $  31,216   $    31,026    $ (232,873)   $ 143,176
    Impairment charges related to real estate
    assets                                          (2,852)           -        (2,497)       (2,324)         (659)      (8,332)
    Extinguishment of debt related to real
    estate asset sales                                   -            -             -             -       (39,121)     (39,121)
                                                 ---------    ---------     ---------   -----------    ----------    ---------
Funds from operations available to partners -
    diluted - NAREIT definition                  $ 265,977    $  44,978     $  28,719   $    28,702    $ (272,653)   $  95,723
                                                 =========    =========     =========   ===========    ==========    =========

See footnotes to the following table.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      SELECTED FINANCIAL INFORMATION:

                                                                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                                 -----------------------------------------------------------------------------
                                                                                        TEMPERATURE-
                                                                           RESIDENTIAL   CONTROLLED    CORPORATE
                                                  OFFICE     RESORT/HOTEL  DEVELOPMENT    LOGISTICS       AND
              (in thousands)                     SEGMENT(1)    SEGMENT      SEGMENT(2)     SEGMENT      OTHER(3)       TOTAL
----------------------------------------------   ----------  ------------  -----------  ------------   ---------     ---------
Total Property revenue                           $ 475,944   $    174,059  $   221,713  $         -    $       -     $ 871,716
Total Property expense                             227,416        142,869      197,491            -            -       567,776
                                                 ---------   ------------  -----------  -----------    ---------     ---------

   Income from Property Operations               $ 248,528   $     31,190  $    24,222  $         -    $       -     $ 303,940

Total other income (expense)                      (104,555)       (13,371)      91,718        2,172     (217,962)     (241,998)
Minority interests and income taxes                   (344)         5,730      (36,050)           -        2,152       (28,512)
Discontinued operations  - income, gain on
   real estate and impairment charges related
   to real estate assets                            (4,057)         6,452         (839)           -       (4,418)       (2,862)
                                                 ---------   ------------  -----------  -----------    ---------     ---------
   Net income (loss)                             $ 139,572   $     30,001  $    79,051  $     2,172    $(220,228)    $  30,568
                                                 ---------   ------------  -----------  -----------    ---------     ---------

Depreciation and amortization of real estate
assets                                           $ 122,302   $     23,666  $     4,820  $         -    $       -     $ 150,788
(Gain) loss on property sales, net                  (9,390)             -            -            -          471        (8,919)
Impairment charges related to real estate
assets                                              24,100              -          683            -       13,011        37,794
Adjustments for investment in unconsolidated
companies                                            6,254         (2,544)       3,573       21,136          206        28,625
Series A Preferred unit distributions                    -              -            -            -      (18,225)      (18,225)
Series B Preferred unit distributions                    -              -                         -       (8,075)       (8,075)
                                                 ---------   ------------  -----------  -----------    ---------     ---------
Adjustments to reconcile net income (loss) to
   funds from operations available to partners   $ 143,266   $     21,122  $     9,076  $    21,136    $ (12,612)    $ 181,988
                                                 ---------   ------------  -----------  -----------    ---------     ---------
Adjusted funds from operations available to
    partners - diluted                           $ 282,838   $     51,123  $    88,127  $    23,308    $(232,840)    $ 212,556
   Impairment charges related to real estate
  assets                                           (24,100)             -         (683)           -      (13,011)      (37,794)
                                                 ---------   ------------  -----------  -----------    ---------     ---------
Funds from operations available to partners -
    diluted - NAREIT definition                  $ 258,738   $     51,123  $    87,444  $    23,308    $(245,851)    $ 174,762
                                                 =========   ============  ===========  ============   ==========    =========

See footnotes to the following table.

     SELECTED FINANCIAL INFORMATION:

                                                                     FOR THE YEAR ENDED DECEMBER 31, 2002
                                                 -----------------------------------------------------------------------------
                                                                                        TEMPERATURE-
                                                                           RESIDENTIAL   CONTROLLED    CORPORATE
                                                  OFFICE     RESORT/HOTEL  DEVELOPMENT   LOGISTICS        AND
              (in thousands)                     SEGMENT(1)    SEGMENT      SEGMENT(2)    SEGMENT       OTHER(3)       TOTAL
----------------------------------------------   ----------  ------------  -----------  ------------   ----------    ---------
Total Property revenue                           $ 517,124   $    157,145  $   258,747  $          -   $        -    $ 933,016
Total Property expense                             230,607        124,695      236,862             -            -      592,164
                                                 ---------   ------------  -----------  ------------   ----------    ---------

   Income from Property Operations               $ 286,517   $     32,450  $    21,885  $          -   $        -    $ 340,852

Total other income (expense)                       (56,158)       (23,735)      31,860        (2,933)    (198,321)    (249,287)
Minority interests and income taxes                   (992)        12,292      (12,260)            -       (5,512)      (6,472)
Discontinued operations  - income, gain on
   real estate and impairment charges related
   to real estate assets                            34,923          7,413         (459)            -       (3,504)      38,373
Cumulative effect of a change in accounting
principle                                                -              -            -       (10,327)           -      (10,327)
                                                 ---------   ------------  -----------  ------------   ----------    ---------
   Net income (loss)                             $ 264,290   $     28,420  $    41,026  $    (13,260)  $ (207,337)   $ 113,139
                                                 ---------   ------------  -----------  ------------   ----------    ---------

Depreciation and amortization of real estate
assets                                           $ 110,260   $     22,198  $     4,001  $          -   $        -    $ 136,459
(Gain) loss on property sales, net                 (31,459)         3,311            -             -           47      (28,101)
Cumulative effect of a change in accounting
principle                                                -              -            -        10,327            -       10,327
Impairment charges related to real estate
assets                                                   -          2,569        1,448             -       12,877       16,894
Adjustments for investment in unconsolidated
companies                                          (10,192)           195        4,529        23,933        6,213       24,678
Series A Preferred unit distributions                    -              -            -             -      (16,702)     (16,702)
Series B Preferred unit distributions                    -              -            -             -       (5,047)      (5,047)
                                                 ---------   ------------  -----------  ------------   ----------    ---------
Adjustments to reconcile net income (loss) to
   funds from operations available to partners   $  68,609   $     28,273  $     9,978  $     34,260   $   (2,612)   $ 138,508
                                                 ---------   ------------  -----------  ------------   ----------    ---------
Adjusted funds from operations available to
   partners - diluted                            $ 332,899   $     56,693  $    51,004  $     21,000   $ (209,949)   $ 251,647
   Impairment charges related to real estate
  assets                                                 -         (2,569)      (1,448)            -      (12,877)     (16,894)
                                                 ---------   ------------  -----------  ------------   ----------    ---------
Funds from operations available to partners -
    diluted - NAREIT definition                  $ 332,899   $     54,124  $    49,556  $     21,000   $ (222,826)   $ 234,753
                                                 =========   ============  ===========  ============   ==========    =========

See footnotes to the following table.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 TEMPERATURE-
                                                         RESORT/    RESIDENTIAL  CONTROLLED     CORPORATE
                                           OFFICE         HOTEL     DEVELOPMENT   LOGISTICS        AND
                 (in millions)             SEGMENT       SEGMENT    SEGMENT (6)    SEGMENT        OTHER          TOTAL
--------------------------------------    ---------   ------------  -----------  ------------   -------------   -------
TOTAL ASSETS BY SEGMENT: (7)
   Balance at December 31, 2004(8)        $   2,142   $        469  $       821  $       180    $    414  (9)   $ 4,026
   Balance at December 31, 2003               2,503            468          707          300         329          4,307
CONSOLIDATED PROPERTY LEVEL FINANCING:
   Balance at December 31, 2004                (942)          (111)         (84)           -      (1,015) (10)   (2,152)
   Balance at December 31, 2003              (1,459)          (138)         (88)           -        (874) (10)   (2,559)
CONSOLIDATED OTHER LIABILITIES:
   Balance at December 31, 2004                (108)           (47)        (196)          (2)        (57)          (410)
   Balance at December 31, 2003                (120)           (27)        (109)           -        (114)          (370)
MINORITY INTERESTS:
   Balance at December 31, 2004                  (8)            (7)         (34)           -           -            (49)
   Balance at December 31, 2003                  (9)            (7)         (31)           -           -            (47)

-------------------------------------

(1) The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $9.0 million, $9.7 million, and $16.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(2) We sold our interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

(3) For purposes of this Note, Corporate and Other includes the total of: income from investment land sales, net, interest and other income, corporate general and administrative expense, interest expense, amortization of deferred financing costs, extinguishment of debt, other expenses, and equity in net income of unconsolidated companies-other.

(4) Includes the net gain of approximately $12.3 million from the sale of a 20.7% interest in AmeriCold to The Yucaipa Companies.

(5) Excludes impairment charges related to real estate assets of $2.3 million for the year ended 2004.

(6) Our net book value for the Residential Development Segment includes total assets, consolidated property level financing, consolidated other liabilities and minority interest totaling $507 million at December 31, 2004. The primary components of net book value are $351 million for CRDI, consisting of Tahoe Mountain Resort properties of $230 million, Denver development properties of $45 million and Colorado Mountain development properties of $76 million, $113 million for Desert Mountain and $43 million for other land development properties.

(7) Total assets by segment are inclusive of investments in unconsolidated companies.

(8) Non-income producing land held for investment or development of $67.5 million by segment is as follows: Corporate $60.5 million and Resort/Hotel $7.0 million.

(9) Includes U.S. Treasury and government sponsored agency securities of $175.9 million.

(10) Inclusive of Corporate bonds, credit facility, the $75 million Fleet Term Loan, the $7.5 million Rouse Company Note, the $157.5 million Funding II defeased debt and $7.7 million of Canyon Ranch-Lenox defeased debt.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    ACQUISITIONS

ASSET ACQUISITIONS

The following table summarizes the office acquisitions that we made during the years ended December 31, 2004 and 2003:

  (in millions)                                                                                        PURCHASE
      DATE                             PROPERTY                                  LOCATION               PRICE
-----------------   -----------------------------------------------------    ------------------    ----------------
2004
Jan - May 2004      Hughes Center - Six Class A Office Properties, Seven     Las Vegas, Nevada     $  203.6 (1) (2)
                    Retail Parcels and  12.85 acres undeveloped land
March 31, 2004      Dupont Centre - Class A Office Property                  Irvine, California        54.3 (3)
August 6, 2004      The Alhambra - Two Class A Office Properties             Miami, Florida            72.3 (4)
December 15, 2004   One Live Oak - Class A Office Property                   Atlanta, Georgia          31.0 (5)
December 21, 2004   1301 McKinney St. - Class A Office Property              Houston, Texas           101.0 (6)
December 29, 2004   Peakview Tower - Class A Office Property                 Denver, Colorado          47.5 (5)
2003
August 26, 2003     The Colonnade - Class A Office Property                  Miami, Florida            51.4 (7)
December 31, 2003   Hughes Center - Two Class A Office Properties & Two      Las Vegas, Nevada         38.9 (8)
                    Retail Parcels

------------------------------------------------------

(1) The acquisition of the Office Properties was funded by the assumption of $85.4 million in mortgage loans and a portion of proceeds from the 2003 sale of the Woodlands entities. One of the Office Properties is owned through a joint venture in which we own a 67% interest. The remaining Office Properties are wholly-owned.

(2) The acquisition of two tracts of undeveloped land was funded by a $7.5 million loan from the Rouse Company and a draw on our credit facility. The properties are wholly-owned.

(3) The acquisition was funded by a draw on our credit facility. We subsequently placed a $35.5 million non-recourse first mortgage loan on the Property. The property is wholly-owned.

(4) The acquisition was funded by the assumption of a $45.0 million loan from Wachovia Securities and a draw on our credit facility. The properties are wholly-owned.

(5) The acquisition was funded by a draw on our credit facility. The property is wholly-owned.

(6) The acquisition was funded by a $70.0 million loan from Morgan Stanley Mortgage Capital Inc., and a draw on our credit facility. The property is wholly-owned.

(7) The acquisition was funded by the assumption of a $38.0 million loan from Bank of America and a draw on our credit facility. The property is wholly-owned.

(8) The acquisition was funded by the assumption of a $9.6 million mortgage loan from The Northwestern Mutual Life Insurance Co. and a portion of the proceeds from the sale of our interests in the Woodlands entities.

OTHER REAL ESTATE INVESTMENTS

            On November 9, 2004, we completed a $22.0 million mezzanine loan secured by ownership interests in an entity that owns an office property in Los Angeles, California. The loan bears interest at LIBOR plus 925 basis points (11.65% at December 31, 2004) with an interest-only term until maturity in November 2006, subject to the right of the borrower to extend the loan pursuant to four six-month extension options.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    DISCONTINUED OPERATIONS

            In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as "Income from discontinued operations," gain or loss on the assets sold or held for sale have been presented as "Gain on real estate from discontinued operations" and impairments on the assets sold or held for sale have been presented as "Impairment charges related to real estate assets from discontinued operations" in the accompanying Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002. The carrying value of the assets held for sale has been reflected as "Properties held for disposition, net" in the accompanying Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003.

ASSETS SOLD

OFFICE SEGMENT

            The following table presents the sales of consolidated Office Properties for the years ended December 31, 2004, 2003 and 2002:

                                                                                                             NET
  (in millions)                                                                      NET                    GAIN
       DATE                        PROPERTY                        LOCATION        PROCEEDS    IMPAIRMENT   (LOSS)
-------------------   ------------------------------------    -----------------   ----------   ----------   ------
2004
March 23, 2004        1800 West Loop South Office Property    Houston, Texas      $ 28.2 (1)   $ 16.4 (2)   $ 0.2
April 13, 2004        Liberty Plaza Office Property           Dallas, Texas         10.8 (1)      4.3 (2)     (0.2)
June 17, 2004         Ptarmigan Place Office Property         Denver, Colorado      25.3 (3)      0.6 (4)     (2.4)
June 29, 2004         Addison Tower Office Property           Dallas, Texas          8.8 (1)        -          0.2
July 2, 2004          5050 Quorum Office Property             Dallas, Texas          8.9 (1)      1.0 (4)     (0.2)
July 29, 2004         12404 Park Central Office Property      Dallas, Texas          9.3 (3)      4.6 (5)        -
2003
December 15, 2003     Las Colinas Plaza                       Dallas, Texas         20.6            -         14.5
December 31, 2003     Woodlands Office Properties             Houston, Texas(6)     15.0            -         (2.3)
2002
January 18, 2002      Cedar Springs Plaza                     Dallas, Texas         12.0            -          4.5
May 29, 2002          Woodlands Office Properties             Houston, Texas(7)      3.2            -          1.9
August 1, 2002        6225 North 24th Street                  Phoenix, Arizona       8.8            -          1.3
September 20, 2002    Reverchon Plaza                         Dallas, Texas         29.2            -          0.5
December 31, 2002     Woodlands Office Properties             Houston, Texas(7)      4.8 (8)        -          3.6

----------------------------------------------------

(1)   Proceeds were used primarily to pay down our credit facility.

(2)   Impairment was recognized during the year ended December 31, 2003.

(3) Proceeds were used to pay down a portion of our Bank of America Fund XII Term Loan.

(4)   Impairment was recognized during the year ended December 31, 2004.

(5) Of the $4.6 million in impairment recorded, $3.4 million was recorded during the year ended December 31, 2003 and $1.2 million was recorded during the year ended December 31, 2004.

(6) The sale included our four remaining Office Properties in The Woodlands. These properties were held through Woodlands Office Equities - '95 Limited Partnership, or WOE, which was owned 75% by us and 25% by the Woodlands Commercial Properties Company, L.P.

(7)   This sale included two Office Properties held through WOE.

(8) This sale also generated a note receivable in the amount of $10.6 million. The interest rate on the note was 7.5% and all principal and accrued interest was received on February 19, 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BEHAVIORAL HEALTHCARE PROPERTY

            See Note 23, "Behavioral Healthcare Properties," for information on the dispositions of these properties.

RESORT / HOTEL SEGMENT

            On October 19, 2004, we completed the sale of the Hyatt Regency Hotel in Albuquerque, New Mexico. The sale generated proceeds, net of selling costs, of $32.2 million and a net gain of $4.2 million, This property was wholly-owned. The proceeds were used to pay down $26.0 million of our Bank of America Fund XII Term Loan and the remainder was used to pay down our credit facility.

RESIDENTIAL DEVELOPMENT SEGMENT

            On September 14, 2004, we completed the sale of the Breckenridge Commercial Retail Center in Breckenridge, Colorado. The sale generated proceeds, net of selling costs and repayment of debt, of $1.5 million, and a net loss of $0.1 million, net of income tax. We previously recorded an impairment charge of approximately $0.7 million, net of income tax, during the year ended December 2003. The proceeds from the sale were used primarily to pay down our credit facility.

            On December 31, 2002, CRDI, a consolidated subsidiary, completed the sale of its 50% interest in two Colorado transportation companies, EWRT I and EWRT II, to an affiliate of CRDI business partners for $7.0 million, consisting of $1.4 million in cash and a $5.6 million note receivable. The note bears interest at 7.0% payable quarterly beginning August 1, 2005 and maturing May 1, 2008. We recognized a $1.4 million gain, after tax, related to the sale of these companies.

ASSETS HELD FOR SALE

            The following Properties were classified as held for sale as of December 31, 2004.

         PROPERTY                                       LOCATION
---------------------------                     -----------------------
Albuquerque Plaza (1)                           Albuquerque, New Mexico
Denver Marriott City Center                     Denver, Colorado

------------------------------

(1)   This property was sold in February 2005.

SUMMARY OF ASSETS HELD FOR SALE

            The following table indicates the major classes of assets of the Properties held for sale as of the years ended December 31, 2004, and 2003.

          (in thousands)             DECEMBER 31, 2004(1)     DECEMBER 31, 2003(2)
---------------------------------    ---------------------    --------------------
Land                                     $      101                  $   13,924
Buildings and improvements                   93,383                     241,587
Furniture, fixtures and equipment            13,854                      18,822
Accumulated depreciation                   (27,714)                    (60,323)
Other assets, net                             2,117                       6,000
                                         ----------                  ----------
Net investment in real estate            $   81,741                  $  220,010
                                         ==========                  ==========

-------------------------

(1)   Includes one Office Property, one Resort/Hotel Property and other assets.

(2) Includes seven Office Properties, two Resort/Hotel Properties, one behavioral healthcare property and other assets.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The following tables present revenues, operating and other expenses, depreciation and amortization, gain on sale of properties and impairments of real estate for the years ended December 31, 2004, 2003 and 2002, for properties included in discontinued operations.

               (in thousands)                            2004          2003          2002
-------------------------------------------------     ----------    ----------    ----------
Total revenues                                        $   58,360    $   87,989    $  115,756
Operating and other expenses                             (42,980)      (56,605)      (67,589)
Depreciation and amortization                             (3,330)      (16,830)      (16,918)
                                                      ----------    ----------    ----------
Income from discontinued operations                   $   12,050    $   14,554    $   31,249
                                                      ==========    ==========    ==========

               (in thousands)                            2004          2003          2002
-------------------------------------------------     ----------    ----------    ----------
Gain on real estate from discontinued operations      $    1,241    $   12,134    $   11,802
                                                      ==========    ==========    ==========

               (in thousands)                            2004          2003          2002
-------------------------------------------------     ----------    ----------    ----------
Impairment charges related to real estate assets
from discontinued operations                          $   (3,511)   $  (29,550)   $   (4,678)
                                                      ==========    ==========    ==========

6.    OTHER DISPOSITIONS

            The gains and losses for consolidated asset dispositions during the years ended December 31, 2004, 2003 and 2002, listed in this Note did not meet the criteria which would require reporting under SFAS No. 144. Accordingly, the related gains and losses from these consolidated asset dispositions are included in income before discontinued operations and cumulative effect of a change in accounting principle.

            The gains and losses for all unconsolidated asset dispositions result in an increase or decrease in the "Equity in net income (loss) of unconsolidated companies," which is reflected in our Consolidated Statements of Operations.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNDEVELOPED LAND SALES

            The following table presents the significant dispositions of undeveloped land for the years ended December 31, 2004, 2003 and 2002 including location of the land, the acreage, net proceeds received, and net gain on sale included in the "Income from investment land sales, net" line item in the Consolidated Statements of Operations.

(dollars in millions)                                       NET         NET GAIN
       DATE                  LOCATION           ACREAGE   PROCEEDS       (LOSS)
---------------------   --------------------    -------   --------      --------
2004
June 17, 2004           Denver, Colorado          3.0      $  2.9       $ 0.9
August 16, 2004         Houston, Texas            2.5         6.4 (1)     7.6
November 12, 2004       Monterey, California     72.7         1.0         0.7
December 17, 2004       Houston, Texas            5.3        22.3         8.3
December  23, 2004      Houston, Texas            5.7         4.0         1.4
2003
April 24, 2003          Dallas, Texas             0.5         0.3         0.3
May 15, 2003            Coppell, Texas           24.8         3.0         1.1
June 27, 2003           Houston, Texas            3.5         2.1 (2)     8.9
September 30, 2003      Houston, Texas            3.1         5.3         2.8
2002
September 30, 2002      Tucson, Arizona          30.0         1.9 (3)     5.5
September 30, 2002      Washington, D.C.          1.4        15.1         0.1 (4)
December 31, 2002(5)    Houston, Texas            5.5        33.1        15.1
December 31, 2002       Houston, Texas            3.1         5.2         2.0

----------------------
(1) In addition to the $6.4 million net cash proceeds, we also received a note receivable of $5.6 million. The note provides for payments of principal of $0.5 million due in December 2004, annual installments of $1.0 million each due beginning August 2005 through August 2008, and $1.1 million due at maturity in August 2009 and does not bear interest.

(2) This sale also generated a note receivable in the amount of $11.8 million, with annual installments of principal and interest payments beginning June 27, 2004, through maturity on June 27, 2010. The principal payment amounts are calculated based upon a 20-year amortization and the interest rate is 4% for the first two years and thereafter the prime rate, as defined in the note, through maturity.

(3) In addition to the $1.9 million net cash proceeds, we also received a promissory note for $7.5 million with an interest rate of 6.5%, payable quarterly and maturing on October 1, 2007, of which $5.6 million was outstanding at December 31, 2004. In addition, we have a $2.4 million construction loan with the purchaser of the land, which is secured by nine developed lots and a $0.4 million letter of credit. As of December 31, 2004, approximately $1.2 million was outstanding under this loan.

(4) We recorded a $1.0 million impairment during the year ended December 31, 2002, on this parcel of undeveloped land.

(5) Under the terms of the purchase and sale contract, the purchaser has options to purchase two additional parcels of undeveloped land from us. The first parcel is comprised of approximately 3.47 acres and has a purchase option closing deadline of June 2005. Under the terms of the contract, we are leasing this parcel to the purchaser from December 2002 through June 2005. The purchase option closing deadline for the second parcel of approximately 1.59 acres is June 2007.

OFFICE SEGMENT

FOUNTAIN PLACE TRANSACTION

            On June 28, 2004, we completed a transaction related to the Fountain Place Office Property with Crescent FP Investors, L.P., which we refer to as FP Investors, a limited partnership that was owned 99.9% by LB FP L.L.C., an affiliate of Lehman Brothers Holding, Inc., (we refer to the affiliate as Lehman), and 0.1% by us. In the transaction, the Fountain Place Office Property was sold to FP Investors for $168.2 million, including the assumption by FP Investors of a new $90.0 million loan from Lehman Capital. We received net proceeds of approximately $78.2 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Included in the terms of this transaction was a provision which provided Lehman the unconditional right to require us to purchase Lehman's interest in FP Investors for an agreed upon fair value of $79.9 million at any time until November 30, 2004. For GAAP purposes, under SFAS No. 66, this unconditional right, or contingency, results in the transaction requiring accounting associated with a financing transaction. As a result, no gain was recorded on the transaction. We paid 99.9% of the distributable funds from the Office Property to Lehman, which was recorded in the "Interest expense" line item in our Consolidated Statements of Operations. As a result of the joint venture of this property on November 23, 2004, Lehman's unconditional right to require us to repurchase Lehman's interest in FP Investors was terminated and the $79.9 million obligation was repaid. As a result of the November 23, 2004 transaction, we have determined the June 28, 2004 transaction will also be reported as a financing transaction for tax purposes.

THE WOODLANDS

            During the year ended December 31, 2002, The Woodlands Commercial Properties Company, L.P., an unconsolidated company, or Woodlands CPC, sold three office properties and its 50% interest in one industrial property located within The Woodlands, Texas. The sales generated net proceeds, after the repayment of debt, of approximately $12.1 million, of which our portion was approximately $6.4 million. The sales generated a net gain of approximately $13.5 million, of which our portion was approximately $7.1 million. The proceeds were used primarily to pay down our credit facility.

            On December 19, 2002, the Woodlands CPC sold its 50% interest in the Woodlands Mall partnership located in The Woodlands, Texas. The sale generated net proceeds of approximately $38.4 million, of which our 52.5% interest was approximately $20.2 million. The net gain on the sale of the property was approximately $33.6 million, of which our portion was approximately $17.7 million. The proceeds were used primarily to pay down our credit facility.

RESIDENTIAL DEVELOPMENT SEGMENT

            During the year ended December 31, 2004, the Sonoma Club was demolished in order to begin construction on a new clubhouse. Accordingly, we recorded an impairment charge of approximately $2.5 million, net of income tax, included in the "Impairment charges related to real estate assets" line item in the accompanying Consolidated Statements of Operations.

            On December 31, 2003, we sold all of our interests in the Woodlands entities, to a subsidiary of the Rouse Company. The interests we sold consist of:

      - a 52.5% economic interest, including a 10% earned promotional interest, in the Woodlands Land Development Company, L.P., or WLDC, the partnership through which we owned our interest in The Woodlands residential development property, and a promissory note due in 2007 in the original principal amount of $10.6 million from WLDC;

      - a 75% interest in Woodlands Office Equities - '95 Limited Partnership, the partnership through which we owned our interests in four office properties located in The Woodlands;

      - a 52.5% economic interest, including a 10% earned promotional interest, in Woodlands CPC; and

      - a 52.5% economic interest, including a 10% earned promotional interest, in The Woodlands Operating Company, L.P.

            Total consideration to us for the sale of our interests in the Woodlands entities was $387.0 million, consisting of approximately $202.8 million in cash and approximately $184.2 million in assumption of debt by the purchaser. We received approximately $18.0 million of the $202.8 million cash component prior to closing in the form of partnership distributions net of working capital adjustments. The debt represents 52.5% of the debt of the unconsolidated partnerships through which we owned our interests in the Woodlands entities. The sale resulted in a net gain of approximately $83.9 million, $49.2 million net of tax, to us. We allocated $15.0 million of the total consideration, which generated a $2.3 million net loss included in "Gain on real estate from discontinued operations, " in our Consolidated Statements of Operations, to the sale of our interest in Woodland's Office Equities - '95 Limited Partnership, which had four remaining office properties. These Office Properties were consolidated and included in our Office Segment and were classified as held for sale. The remaining $86.2 million gain is included in "Income from sale of investment in unconsolidated company, net" in our Consolidated Statements of Operations.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Prior to the sale on December 31, 2003, $57.5 million was included in "Investments in unconsolidated companies" on the Consolidated Balance Sheets for the unconsolidated partnerships through which we owned our interests in the Woodlands entities. The "Equity in net income (loss) of unconsolidated companies" included in our Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 was $14.6 million and $52.8 million, respectively.

7.    JOINT VENTURES

OFFICE SEGMENT

2004 TRANSACTIONS

            On November 10, 2004, we contributed nine of our office properties to a limited partnership in which we initially had a 40% interest and a fund advised by JP Morgan Fleming Asset Management, or JPM, has a 60% interest. The office properties contributed to the partnership are The Crescent (two Office Properties) in Dallas, Texas and Houston Center (four Office Properties) and Post Oak Central (three Office Properties), both in Houston, Texas. The Office Properties were valued at $897.0 million. This transaction generated net proceeds of approximately $290.0 million after the payoff of the JP Morgan Mortgage Note, pay down a portion of the Fleet Fund I Term Loan and defeasance of a portion of LaSalle Note I. The joint venture was accounted for as a partial sale of the Office Properties, resulting in a net gain of approximately $194.1 million. On December 23, 2004, an affiliate of General Electric Pension Fund, which we refer to as GE, purchased a 16.15% interest in the partnership from us, reducing our ownership interest to 23.85%. This transaction generated net proceeds of approximately $49.0 million and a net gain of $56.7 million. The net proceeds from both transactions were used to pay off the remaining portion of the Fleet Fund I Term Loan and pay down our credit facility. We incurred debt pre-payment penalties of approximately $35.0 million relating to the early extinguishment of the JP Morgan Mortgage Note and the partial defeasance of LaSalle Note I, which is reflected in the "Extinguishment of debt" line item in the Consolidated Statements of Operations.

            On November 23, 2004, we contributed two of our office properties to a limited partnership in which we have a 23.85% interest and a fund advised by JPM has a 76.15% interest. The two office properties contributed to the partnership are Fountain Place and Trammell Crow Center, both in Dallas, Texas. The Office Properties were valued at $320.5 million. This transaction generated net proceeds of approximately $71.5 million after the payoff of the Lehman Capital Note. The joint venture was accounted for as a partial sale of the Office Properties, resulting in a net gain of approximately $14.9 million. The net proceeds from this transaction were used to pay down a portion of our credit facility.

            As a result of GE's purchase of an interest in the first partnership, GE serves along with us as general partner and we serve as the sole and managing general partner of the second partnership. Each of the Office Properties contributed to the partnerships is owned by a separate limited partnership. Each of those property partnerships (excluding Trammell Crow Center) has entered into a separate leasing and management agreement with us, and, in the case of Trammell Crow Center, the property partnership also has entered into a management oversight agreement and a mortgage servicing agreement with us. We have no commitment to reinvest the cash proceeds back into the joint ventures. None of the mortgage financing at the joint venture level is guaranteed by us. We account for our interest in these partnerships as unconsolidated equity investments.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003 TRANSACTIONS

BriarLake Plaza

            On October 8, 2003, we entered into a joint venture, Crescent One BriarLake, L.P., with affiliates of JPM. The joint venture purchased BriarLake Plaza, located in the Westchase submarket of Houston, Texas, for approximately $74.4 million. The Property is a 20-story, 502,000 square foot Class A office building. The affiliates of JPM own a 70% interest, and we own a 30% interest, in the joint venture. The initial cash equity contribution to the joint venture was $24.4 million, of which our portion was $7.3 million. Our equity contribution and an additional working capital contribution of $0.5 million were funded primarily through a draw under our credit facility. The remainder of the purchase price of the Property was funded by a secured loan to the joint venture in the amount of $50.0 million. None of the mortgage financing at the joint venture level is guaranteed by us. We manage and lease this Office Property on a fee basis. This Office Property is an unconsolidated investment and included in our Office Segment.

2002 TRANSACTIONS

Three Westlake Park

            On August 21, 2002, we entered into a joint venture arrangement with an affiliate of GE in connection with which we contributed an Office Property, Three Westlake Park in Houston, Texas. GE made a cash contribution. The joint venture is structured such that GE holds an 80% equity interest in Three Westlake Park, and we continue to hold the remaining 20% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $47.1 million in net cash proceeds to us, resulting from the sale of its 80% equity interest and $6.6 million from our portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by us. We have no commitment to reinvest the cash proceeds back into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of $17.0 million. The proceeds were used to pay down our credit facility. We manage and lease the Office Property on a fee basis.

Miami Center

            On September 25, 2002, we entered into a joint venture arrangement with an affiliate of a fund managed by JPM in connection with which JPM purchased a 60% interest in Crescent Miami Center, LLC with a cash contribution. Crescent Miami Center, LLC owns a 782,000 square foot Office Property, Miami Center, located in Miami, Florida. The joint venture is structured such that JPM holds a 60% equity interest in Miami Center, and we hold the remaining 40% equity interest in the Office Property, which is accounted for under the equity method. The joint venture generated approximately $111.0 million in net cash proceeds to us, resulting from the sale of a 60% equity interest and $32.4 million from our portion of mortgage financing at the joint venture level. None of the mortgage financing at the joint venture level is guaranteed by us. We have no commitment to reinvest the cash proceeds into the joint venture. The joint venture was accounted for as a partial sale of this Office Property, resulting in a gain of approximately $4.6 million. The proceeds were used to pay down our credit facility. We manage this Office Property on a fee basis.

Five Post Oak Park

            On December 20, 2002, we entered into a joint venture arrangement, Five Post Oak Park, L.P., with GE. The joint venture purchased Five Post Oak Park located in the Galleria area of Houston, Texas, for $64.8 million. This Property is a 567,000 square foot Class A office building. GE owns a 70% interest, and we own a 30% interest, in the joint venture. The initial cash equity contribution to the joint venture was $19.8 million, of which our portion was $5.9 million. Our equity contribution and an additional working capital contribution of $0.3 million were funded through a draw under our credit facility. The remainder of the purchase price of this Property was funded by a secured loan to the joint venture in the amount of $45.0 million. None of the mortgage financing at the joint venture level is guaranteed by us. We manage and lease the Office Property on a fee basis.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESORT/HOTEL SEGMENT

2003 AND 2002 TRANSACTIONS

Manalapan Hotel Partners

            On November 21, 2003, Manalapan Hotel Partners, L.L.C., or Manalapan, owned 50% by us and 50% by WB Palm Beach Investors, L.L.C., which we refer to as Westbrook, sold the Ritz Carlton Palm Beach Resort/Hotel Property in Palm Beach, Florida. The sale generated net proceeds of approximately $34.7 million, of which our portion was approximately $18.0 million, and generated a net gain of approximately $6.7 million, of which our portion was approximately $3.9 million. In addition, Manalapan retained its accounts receivable of approximately $2.4 million, of which our portion is approximately $1.3 million, which was collected in 2004. The proceeds from the sales were used primarily to pay down our credit facility. This Property was an unconsolidated investment.

            In October 2002, in a series of transactions, we acquired the remaining 75% economic interest in Manalapan. We acquired the additional interests in Manalapan for $6.5 million, which was funded by a draw on our credit facility. Subsequently, we entered into a joint venture arrangement with Westbrook pursuant to which Westbrook purchased a 50% equity interest in Manalapan. We held the remaining 50% equity interest. During 2002, we recognized an impairment on this investment of approximately $2.6 million reflected in "Impairment charges related to real estate assets" to reflect the fair value of our 50% equity investment.

Sonoma Mission Inn & Spa

            On September 1, 2002, we entered into a joint venture arrangement with a subsidiary of Fairmont Hotels & Resorts, Inc., which we refer to as FHR, pursuant to which we contributed a Resort/Hotel Property, the Sonoma Mission Inn & Spa in Sonoma County, California and FHR purchased a 19.9% equity interest in the limited liability company that owns the Resort/Hotel Property. We continue to hold the remaining 80.1% equity interest. The joint venture generated approximately $8.0 million in net cash proceeds to us that were used to pay down our credit facility. We loaned $45.1 million to the joint venture at an interest rate of LIBOR plus 300 basis points. The maturity date of the loan was extended to September 2005. The joint venture exercised its option to extend our $45.1 million loan for two successive six-month periods by paying a fee. We manage the limited liability company that owns the Sonoma Mission Inn & Spa, and FHR operates and manages this Property for the tenant under the Fairmont brand. FHR funded $10.0 million of renovations at Sonoma Mission Inn & Spa through a mezzanine loan in 2004, which was outstanding at December 31, 2004. This joint venture transaction in 2002 was accounted for as a partial sale of this Resort/Hotel Property, resulting in a loss to us of approximately $4.0 million on the interest sold. The joint venture leases Sonoma Mission Inn & Spa to a taxable REIT subsidiary in which we also hold an 80.1% equity interest.

RESIDENTIAL DEVELOPMENT SEGMENT

            On October 21, 2004, we entered into a partnership agreement with affiliates of JPI Multi-Family Investments, L.P. to develop a multi-family luxury apartment project in Dedham, Massachusetts. We funded $13.3 million, or 100% of the equity, and received a limited partnership interest which earns a preferred return and a profit split above the preferred return hurdle. We consolidate the partnership, Jefferson Station, L.P., in accordance with FIN 46, as it was determined to be a VIE of which we are the primary beneficiary.

8.    TEMPERATURE-CONTROLLED LOGISTICS

            As of December 31, 2004, the Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold. AmeriCold operates 103 facilities, of which 87 are wholly-owned, one is partially-owned and fifteen are managed for outside owners. We account for our interest in AmeriCold as an unconsolidated equity investment.

            On November 18, 2004, Vornado Crescent Portland Partnership, or VCPP, the partnership through which we owned our 40% interest in AmeriCold, sold a 20.7% interest in AmeriCold to The Yucaipa Companies for $145.0 million, resulting in a gain of approximately $12.3 million, net of transaction costs, to us. In addition, Yucaipa will assist in the management of AmeriCold and may earn a promote of up to 20% of the increase in value through December 31, 2007. The promote is payable out of the remaining outstanding common shares in AmeriCold, including the common shares held by us, and limited to 10% of these remaining common shares.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Immediately following this transaction, VCPP dissolved and, after the payment of all of its liabilities, distributed its remaining assets to its partners. The assets distributed to us consisted of common shares, representing an approximately 31.7% interest in AmeriCold, cash of approximately $34.3 million and a note receivable of approximately $8.0 million. In connection with the dissolution of the partnership, Vornado Realty L.P. or Vornado, agreed to terminate the preferential allocation payable to it under the partnership agreement. In consideration of this, we agreed to pay Vornado an annual management fee of $4.5 million, payable only out of dividends we receive from AmeriCold and proceeds from sales of the common shares of AmeriCold that we own. Unpaid annual management fees will accrue without interest. The amount of the annual management fee will be reduced in proportion to any sales by us of our interest in AmeriCold. We also agreed to pay Vornado, from the proceeds of any sales of the common shares of AmeriCold that we own, a termination fee equal to the product of $23.8 million and the percentage reduction in our ownership of AmeriCold, as of November 18, 2004, represented by the sale. Our obligation to pay the annual management fee and the termination fee will end on October 30, 2027, or, if earlier, the date on which we sell all of the common shares of AmeriCold that we own.

      On November 4, 2004, AmeriCold purchased 100% of the ownership interests in its tenant, AmeriCold Logistics, for approximately $47.7 million. The purchase was funded by a contribution from AmeriCold's owner, VCPP, which funded its contribution through a loan from Vornado. Prior to the consummation of this transaction, AmeriCold Logistics leased the Temperature-Controlled Logistics Properties from AmeriCold under three triple-net master leases. Under the terms of the leases, AmeriCold Logistics was permitted to defer a portion of the rent payable to AmeriCold. As of November 4, 2004, AmeriCold's deferred rent balance from AmeriCold Logistics was $125.1 million, of which our portion was $50.0 million. For each of the years ended December 31, 2004, 2003, and 2002, we recognized rental income from AmeriCold Logistics when earned and collected and, accordingly, did not recognize any of the rent deferred during those years as equity in net income of AmeriCold. In connection with the purchase of AmeriCold Logistics by AmeriCold, the leases were terminated and all deferred rent was cancelled.

      On November 4, 2004, AmeriCold also purchased 100% of the ownership interests in Vornado Crescent and KC Quarry, L.L.C., or VCQ, for approximately $24.9 million. AmeriCold used a cash contribution from its owner, of which our portion was approximately $9.9 million, to fund the purchase. As a result of our 56% ownership interest in VCQ, we received proceeds from the sale of VCQ of approximately $13.2 million.

      On February 5, 2004, AmeriCold completed a $254.4 million mortgage financing with Morgan Stanley Mortgage Capital Inc., secured by 21 of its owned and seven of its leased temperature-controlled logistics properties. The loan matures in April 2009, bears interest at LIBOR plus 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. The net proceeds to AmeriCold were approximately $225.0 million, after closing costs and the repayment of approximately $12.9 million in existing mortgages. On February 6, 2004, AmeriCold distributed cash of approximately $90.0 million to us.

VORNADO CRESCENT CARTHAGE AND KC QUARRY, L.L.C.

      On January 20, 2004, VCQ purchased $6.1 million of trade receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from a $6.0 million contribution from its owners, of which approximately $2.4 million represented our contribution for the purchase of the trade receivables. The receivables were collected during the first quarter of 2004. On March 20, 2004, VCQ purchased an additional $4.1 million of receivables from AmeriCold Logistics at a 2% discount. VCQ used cash from collection of the trade receivables previously purchased. The remaining $2.0 million was distributed to its owners, of which $0.8 million was received by us on April 1, 2004. On July 2, 2004 and September 29, 2004, VCQ purchased an additional $6.0 million and $5.6 million, respectively, of receivables from AmeriCold Logistics at a 2% discount, using cash from collection of the trade receivables previously purchased. All receivables were collected and cash was distributed to the owners as part of the November 4, 2004 AmeriCold purchase of VCQ.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    INVESTMENTS IN UNCONSOLIDATED COMPANIES

      The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of December 31, 2004.

                                                                                                         OUR OWNERSHIP
                                                                                                        AS OF DECEMBER 31,
              ENTITY                                          CLASSIFICATION                                  2004
              ------                                          --------------                            ------------------
Main Street Partners, L.P.                    Office (Bank One Center-Dallas)                             50.0% (1)
Crescent Miami Center, LLC                    Office (Miami Center - Miami)                               40.0% (2) (3)
Crescent Big Tex I, L.P.                      Office (Post Oak, Houston Center - Houston)
                                              Office (The Crescent - Dallas)                              23.9% (4) (3)
                                                                                                                (5) (3)
Crescent Big Tex II, L.P.                     Office (Trammell Crow Center, Fountain Place - Dallas)      23.9%
Crescent Five Post Oak Park L.P.              Office (Five Post Oak - Houston)                            30.0% (6) (3)
Crescent One BriarLake Plaza, L.P.            Office (BriarLake Plaza - Houston)                          30.0% (7) (3)
Crescent 5 Houston Center, L.P.               Office (5 Houston Center-Houston)                           25.0% (8) (3)
Austin PT BK One Tower Office Limited
Partnership                                   Office (Bank One Tower-Austin)                              20.0% (9) (3)
Houston PT Three Westlake Office Limited
Partnership                                   Office (Three Westlake Park - Houston)                      20.0% (9) (3)
Houston PT Four Westlake Office Limited
Partnership                                   Office (Four Westlake Park-Houston)                         20.0% (9) (3)
AmeriCold Realty Trust                        Temperature-Controlled Logistics                            31.7% (10)
Blue River Land Company, L.L.C.               Other                                                       50.0% (11)
Canyon Ranch Las Vegas, L.L.C.                Other                                                       50.0% (12)
EW Deer Valley, L.L.C.                        Other                                                       41.7% (13)
CR License, L.L.C.                            Other                                                       30.0% (14)
CR License II, L.L.C.                         Other                                                       30.0% (15)
SunTx Fulcrum Fund, L.P.                      Other                                                       23.5% (16)
SunTx Capital Partners, L.P.                  Other                                                       14.5% (17)
G2 Opportunity Fund, L.P. (G2)                Other                                                       12.5% (18)

-------------------------------
(1) The remaining 50% interest in Main Street Partners, L.P. is owned by Trizec Properties, Inc.

(2) The remaining 60% interest in Crescent Miami Center, LLC is owned by an affiliate of a fund managed by JPM.

(3) We have negotiated performance based incentives that allow for additional equity to be earned if return targets are exceeded.

(4) Of the remaining 76.1% interest in Crescent Big Tex I, L.P. , 60% is owned by a fund advised by JPM and 16.1% is owned by affiliates of GE.

(5) The remaining 76.1% interest in Crescent Big Tex II, L.P. is owned by a fund advised by JPM.

(6) The remaining 70% interest in Crescent Five Post Oak Park, L.P. is owned by an affiliate of GE.

(7) The remaining 70% interest in Crescent One BriarLake Plaza, L.P. is owned by affiliates of JPM.

(8) The remaining 75% interest in Crescent 5 Houston Center, L.P. is owned by a pension fund advised by JPM.

(9) The remaining 80% interest in each of Austin PT BK One Tower Office Limited Partnership, Houston PT Three Westlake Office Limited Partnership and Houston PT Four Westlake Office Limited Partnership is owned by an affiliate of GE.

(10) Of the remaining 68.3% interest in AmeriCold Realty Trust, 47.6% is owned by Vornado and 20.7% is owned by The Yucaipa Companies.

(11) The remaining 50% interest in Blue River Land Company, L.L.C. is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(12) Of the remaining 50% interest in Canyon Ranch Las Vegas, L.L.C., 35% is owned by an affiliate of the management company of two of our Resort/Hotel Properties and 15% is owned by us through our investments in CR License II, L.L.C. Canyon Ranch Las Vegas, L.L.C. operates a Canyon Ranch spa in a hotel in Las Vegas. In January 2005, this entity was contributed to CR Spa, L.L.C.

(13) The remaining 58.3% interest in EW Deer Valley, L.L.C. is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(14) The remaining 70% interest in CR License, L.L.C. is owned by an affiliate of the management company of two of our Resort/Hotel Properties. CR License, L.L.C. owns the licensing agreement related to certain Canyon Ranch trade names and trademarks. In January 2005, this entity was contributed to CR Operating L.L.C.

(15) The remaining 70% interest in CR License II, L.L.C. is owned by an affiliate of the management company of two of our Resort/Hotel Properties. CR License II, L.L.C. and its wholly-owned subsidiaries provide management and development consulting services to a variety of entities in the hospitality, real estate, and health and wellness industries. In January 2005, this entity was contributed to CR Spa, L.L.C.

(16) Of the remaining 76.5% of SunTx Fulcrum Fund, 37.1% is owned by SunTx Capital Partners, L.P. and the remaining 39.4% is owned by a group of individuals unrelated to us. SunTx Fulcrum Fund, L.P.'s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(17) SunTx Capital Partners, L.P. is the general partner of the SunTx Fulcrum Fund, L.P. The remaining 85.5% interest in SunTx Capital Partners, L.P. is owned by parties unrelated to us.

(18) G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest in G2 is owned by Goff-Moore Strategic Partners, L.P. , or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of Crescent's Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of Crescent and our sole director and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties. Our investment balance at December 31, 2004 was $13.0 million and in February 2005 we received a cash distribution of approximately $17.9 million, bringing the total distributions to $40.3 million on an initial investment of $24.2 million.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IMPAIRMENTS OF UNCONSOLIDATED INVESTMENTS

HBCLP, INC.

      On December 31, 2003, we executed an agreement with HBCLP, Inc., pursuant to which we surrendered 100% of our investment in HBCLP, Inc. and released HBCLP, Inc. from its note obligation to us in exchange for cash of $3.0 million and other assets valued at approximately $8.7 million, resulting in an impairment charge of approximately $6.5 million reflected in "Impairment charges related to real estate assets" in our Consolidated Statements of Operations.

CR LICENSE, L.L.C. AND CRL INVESTMENTS, INC.

      On February 14, 2002, we executed an agreement with COPI pursuant to which COPI transferred to certain of our subsidiaries, pursuant to a strict foreclosure, COPI's 1.5% interest in CR License, L.L.C. and 5.0% interest, representing all of the voting stock, in CRL Investments, Inc. As of December 31, 2004, we had a 30% interest in CR License, L.L.C., the entity which owns the right to the future use of the "Canyon Ranch" name. In addition, as of December 31, 2004, we had a 100% interest in CRL Investments, Inc., which owns a 50% interest in the Canyon Ranch Spa Club in the Venetian Hotel in Las Vegas, Nevada, or Canyon Ranch Las Vegas and a 30% interest in CR License II, which owns the remaining 50% interest in Canyon Ranch Las Vegas. We evaluated our investment in Canyon Ranch Las Vegas and determined that an impairment charge was warranted. Accordingly, a $9.6 million impairment charge was recognized and reflected in our Consolidated Statements of Operations for the year ended December 31, 2002 in "Impairment charges related to real estate assets."

DBL-CBO, INC.

      In 1999, DBL-CBO, Inc., a wholly-owned subsidiary of DBL Holdings, Inc., or DBL, in which we owned a 97.4% non-voting interest at December 31, 2002, acquired an aggregate of $6.0 million in principal amount of Class C-1 Notes issued by Juniper CBO 1999-1 Ltd., a Cayman Islands limited liability company. Juniper 1999-1 Class C-1 is the privately-placed equity interest of a collateralized bond obligation. During the year ended December 31, 2002, we recognized a charge related to this investment of $5.2 million reflected in "Equity in net income (loss) of unconsolidated companies, Other" in our Consolidated Statements of Operations. As a result of this impairment charge, at December 31, 2002, this investment was valued at $0.

SUMMARY FINANCIAL INFORMATION

      We report our share of income and losses based on our ownership interest in our respective equity investments, adjusted for any preference payments. The unconsolidated entities that are included under the headings on the following tables are summarized below.

      Balance Sheets as of December 31, 2004:

            - Office - This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

            - Temperature-Controlled Logistics - This includes AmeriCold Realty Trust; and

            - Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Balance Sheets as of December 31, 2003:

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

            - Temperature-Controlled Logistics - This includes the Vornado Crescent Portland Partnership and VCQ; and

            - Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

      Summary Statements of Operations for the year ended December 31, 2004:

            - Office - This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

            - Temperature-Controlled Logistics - This includes AmeriCold Realty Trust, Vornado Crescent Portland Partnership and VCQ;

            - Other - This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

      Summary Statements of Operations for the year ended December 31, 2003:

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P. and Woodlands Commercial Properties Company, L.P.;

            - Temperature-Controlled Logistics - This includes the Vornado Crescent Portland Partnership and VCQ;

            -     The Woodlands Land Development Company, L.P.; and

            - Other - This includes Manalapan Hotel Partners, L.L.C., Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., the Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.

      Summary Statements of Operations for the year ended December 31, 2002:

            - Office - This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Woodlands Commercial Properties Company, L.P.;

            - Temperature-Controlled Logistics - This includes the Vornado Crescent Portland Partnership and VCQ;

            - The Woodlands Land Development Company, L.P. This includes The Woodlands Land Development Company's operating results for the period February 15 through December 31, 2002, and The Woodlands Land Company's operating results for the period January 1, through February 14, 2002; and

            - Other - This includes Manalapan Hotel Partners, L.L.C., MVDC, HADC, Blue River Land Company, L.L.C., CR License, L.L.C., CR License II, L.L.C., the Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., G2, and the operating results for DMDC and CRDI for the period January 1 through February 14, 2002.

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS:

                                                        AS OF DECEMBER 31, 2004
                                                    -------------------------------
                                                                       TEMPERATURE-
                                                                        CONTROLLED
             (in thousands)                           OFFICE             LOGISTICS           OTHER         TOTAL
-------------------------------------------         -----------        ------------       ----------    ----------
Real estate, net                                    $ 1,861,989        $  1,177,190
Cash                                                     90,801              21,694
Other assets                                            108,698             233,153
                                                    -----------        ------------
     Total assets                                   $ 2,061,488        $  1,432,037
                                                    ===========        ============
Notes payable                                       $ 1,180,178        $    801,042
Other liabilities                                        76,541             100,555
Equity                                                  804,769             530,440
                                                    -----------        ------------
     Total liabilities and equity                   $ 2,061,488        $  1,432,037
                                                    ===========        ============
Our share of unconsolidated debt                    $   325,418        $    253,931       $        -    $  579,349
                                                    ===========        ============       ==========    ==========
Our investments in unconsolidated companies
                                                    $   146,065        $    172,609       $   43,969    $  362,643
                                                    ===========        ============       ==========    ==========

SUMMARY STATEMENTS OF OPERATIONS:

                                            FOR THE YEAR ENDED DECEMBER 31, 2004
                                            ------------------------------------
                                                                    TEMPERATURE-
                                                                     CONTROLLED
        (in thousands)                      OFFICE(1)                 LOGISTICS          OTHER        TOTAL
-------------------------------------      ---------                ------------       ---------    ---------
Total revenues                             $ 154,406                 $  223,990
Expenses:
     Operating expense                        76,022                    121,935  (2)
     Interest expense                         34,368                     52,069
     Depreciation and amortization            35,314                     59,813
     Taxes and other (income) expense            113                      1,509
                                           ---------                -----------
Total expenses                             $ 145,817                 $  235,326
Gain on sale of assets                             -                     32,975
                                           ---------                -----------
Net income                                 $   8,589                 $   21,639
                                           =========                 ==========
Our equity in net income (loss) of
unconsolidated companies                   $   6,262                 $    6,153        $  (2,791)   $   9,624
                                           =========                 ==========        =========    =========

----------
(1) This column includes information for The Crescent, Houston Center, Post Oak Central, Trammell Crow Center and Fountain Place from the date of their contribution to joint ventures in November 2004.

(2) Inclusive of the preferred return paid to Vornado (1% per annum of the total combined assets through November 18, 2004).

BALANCE SHEETS:

                                                  AS OF DECEMBER 31, 2003
                                                ---------------------------
                                                               TEMPERATURE-
                                                                CONTROLLED
           (in thousands)                         OFFICE         LOGISTICS       OTHER        TOTAL
-------------------------------------------     ----------     ------------    ---------    ---------
Real estate, net                                $  754,882     $  1,187,387
Cash                                                31,309           12,439
Other assets                                        51,219           88,668
                                                ----------     ------------
    Total assets                                $  837,410     $  1,288,494
                                                ==========     ============
Notes payable                                   $  515,047     $    548,776
Other liabilities                                   29,746           11,084
Equity                                             292,617          728,634
                                                ----------     ------------
    Total liabilities and equity                $  837,410     $  1,288,494
                                                ==========     ============
Our share of unconsolidated debt                $  172,376     $    219,511    $   2,495    $ 394,382
                                                ==========     ============    =========    =========
Our investments in unconsolidated companies     $   99,139     $    300,917    $  40,538    $ 440,594
                                                ==========     ============    =========    =========

               CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY STATEMENTS OF OPERATIONS:

                                                   FOR THE YEAR ENDED DECEMBER 31, 2003
                                                   ------------------------------------
                                                                                     THE
                                                                                  WOODLANDS
                                                             TEMPERATURE-           LAND
                                                              CONTROLLED         DEVELOPMENT
           (in thousands)                         OFFICE       LOGISTICS       COMPANY,L.P.(1)  OTHER        TOTAL
------------------------------------------      ---------    ------------      --------------  --------    --------
Total revenues                                  $ 140,188     $  124,413         $  135,411
Expenses:
    Operating expense                              60,576         24,158 (2)        100,005
    Interest expense                               29,976         41,727              6,991
    Depreciation and amortization                  35,613         58,014              6,735
    Tax expense (benefit)                               -         (2,240)                 -
    Other (income) expense                              -         (2,926)                 -
                                                ---------     ----------         ----------
Total expenses                                  $ 126,165     $  118,733         $  113,731
Gain (loss) on sale of assets                                        810
Net income, impairments and gain (loss) on
real estate from discontinued operations           10,533                              (727)
                                                ---------     ----------         ----------
Net income                                      $  24,556     $    6,490         $   20,953
                                                =========     ==========         ==========
Our equity in net income (loss) of
unconsolidated companies                        $  11,190     $    2,172         $   11,000    $  1,134    $ 25,496
                                                =========     ==========         ==========    ========    ========

----------
      (1) We sold our interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

      (2) Inclusive of the preferred return paid to Vornado (1% per annum of the total combined assets).

SUMMARY STATEMENTS OF OPERATIONS:

                                                  FOR THE YEAR ENDED DECEMBER 31, 2002
                                                  ------------------------------------
                                                                                    THE
                                                                                 WOODLANDS
                                                            TEMPERATURE-           LAND
                                                             CONTROLLED         DEVELOPMENT
          (in thousands)                         OFFICE       LOGISTICS        COMPANY, L.P.   OTHER          TOTAL
------------------------------------------     ---------    ------------       -------------  -------        ---------
Total revenues                                 $  90,166     $  111,604         $  168,142
Expenses:
    Operating expense                             48,245         15,742  (1)         92,414
    Interest expense                              19,909         42,695              5,132
    Depreciation and amortization                 23,226         59,328              3,816
    Tax expense (benefit)                              -              -                406
    Other (income) expense                             -         (1,228)                 -
                                               ---------     ----------         ----------
Total expenses                                 $  91,380     $  116,537         $  101,768

Gain (loss) on sale of assets                                    (3,377)
Net income, impairments and gain (loss) on
real estate from discontinued operations          48,275                                 -
                                               ---------     ----------         ----------
Net income                                     $  47,061     $   (8,310) (2)    $   66,374
                                               =========     ==========         ==========

Our equity in net income (loss) of
 unconsolidated companies                      $  23,328     $   (2,933)        $   33,847    $  (793) (3)   $  53,449
                                               =========     ==========         ==========    =======        =========

----------
(1) Inclusive of the preferred return paid to Vornado (1% per annum of the total combined assets).

(2) Excludes the goodwill write-off for Temperature-Controlled Logistics Segment, which is recorded in the accompanying financial statements as a cumulative effect of a change in accounting principle.

(3)   Includes impairment of DBL-CBO of $5.2 million.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNCONSOLIDATED DEBT ANALYSIS

      The following table shows, as of December 31, 2004, information about our share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities' anticipated pay-off dates.

                                                   BALANCE      OUR SHARE OF    INTEREST
                                                OUTSTANDING AT   BALANCE AT     RATE AT
                                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,                         FIXED/VARIABLE
                DESCRIPTION                         2004          2004            2004          MATURITY DATE      SECURED/UNSECURED
----------------------------------------------  -------------   ------------  -------------  --------------------  -----------------
                                                (in thousands)
TEMPERATURE-CONTROLLED LOGISTICS SEGMENT:
  AmeriCold Realty Trust - 31.7%
    Goldman Sachs (1)                            $   483,483     $  153,264        6.89%          5/11/2023        Fixed/Secured
    Morgan Stanley (2)                               250,207         79,316        5.35%           4/9/2009        Variable/Secured
    Various Capital Leases                            47,362         15,014   3.48 to 13.63% 6/1/2006 to 4/1/2017  Fixed/Secured
    Vornado Crescent Portland Partnership (3)         19,940          6,321        2.42%          12/31/2010       Variable/Secured
    Bank of New York                                      50             16       12.88%           5/1/2008        Fixed/Secured
                                                 -----------     ----------
                                                 $   801,042     $  253,931
                                                 -----------     ----------
OFFICE SEGMENT:
   Crescent HC Investors, L.P. -23.85%           $   269,705     $   64,325        5.03%          11/7/2011        Fixed/Secured
   Crescent TC Investors, L.P. - 23.85%              214,770         51,223        5.00%          11/1/2011        Fixed/Secured
   Main Street Partners, L.P. - 50% (4) (5) (6)      108,991         54,495        5.23%          12/1/2005        Variable/Secured
   Crescent Fountain Place, L.P. - 23.85%            105,932         25,265        4.95%          12/1/2011        Fixed/Secured
   Crescent POC Investors, L.P. - 23.85%              97,504         23,255        4.98%          12/1/2011        Fixed/Secured
   Crescent 5 Houston Center, L.P. - 25%              90,000         22,500        5.00%          10/1/2008        Fixed/Secured
   Crescent Miami Center, LLC - 40%                   81,000         32,400        5.04%          9/25/2007        Fixed/Secured
   Crescent One BriarLake Plaza, L.P. - 30%           50,000         15,000        5.40%          11/1/2010        Fixed/Secured
   Houston PT Four Westlake Office Limited
   Partnership - 20%                                  47,405          9,481        7.13%           8/1/2006        Fixed/Secured
   Crescent Five Post Oak Park, L.P. - 30%            45,000         13,500        4.82%           1/1/2008        Fixed/Secured
   Austin PT BK One Tower Office Limited
   Partnership - 20%                                  36,871          7,374        7.13%           8/1/2006        Fixed/Secured
   Houston PT Three Westlake Office Limited
   Partnership - 20%                                  33,000          6,600        5.61%           9/1/2007        Fixed/Secured
                                                 -----------     ----------
                                                 $ 1,180,178     $  325,418
                                                 -----------     ----------
TOTAL UNCONSOLIDATED DEBT                        $ 1,981,220     $  579,349
                                                 ===========     ==========
FIXED RATE/WEIGHTED AVERAGE                                                        5.96%         10.2 years
VARIABLE RATE/WEIGHTED AVERAGE                                                     5.17%          3.1 years
                                                                                   ----          ----------
TOTAL WEIGHTED AVERAGE                                                             5.77%          8.5 years
                                                                                   ====          ==========

--------------------------------
(1) URS Real Estate, L.P. and AmeriCold Real Estate, L.P. expect to repay the notes on the Optional Prepayment Date of April 11, 2008.

(2) The loan bears interest at LIBOR + 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. In connection with this loan, a subsidiary of AmeriCold Realty Trust entered into an interest-rate cap agreement with a maximum LIBOR of 6.50% on the entire amount of the loan.

(3) On November 18, 2004, this partnership dissolved and distributed the note to its partners, Vornado Realty, L.P. and us. The note is secured by cash collateral.

(4) Senior Note - Note A: $80.5 million at variable interest rate, LIBOR + 189 basis points, $4.7 million at variable interest rate, LIBOR + 250 basis points with a LIBOR floor of 2.50%. Note B: $23.7 million at variable interest rate, LIBOR + 650 basis points with a LIBOR floor of 2.50%. Interest-rate cap agreement maximum LIBOR of 4.25% on all notes. All notes amortized based on a 25-year schedule.

(5) We and our JV partner each obtained a separate letter of credit to guarantee the repayment of up to $4.3 million of principal each of the Main Street Partners, L.P. Loan.

(6) We exercised a one-year extension option, extending the maturity date to 12/1/2005. There is one one-year extension option remaining.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. OTHER ASSETS AND OTHER LIABILITIES

OTHER ASSETS

                                           DECEMBER 31,
                                    ----------------------------
                                       2004            2003
                                    ----------      ------------
(in thousands)
Leasing costs                       $  116,773      $   136,868
Deferred financing costs                43,457           61,421
Prepaid expenses                        20,102           12,853
Marketable securities(1)                30,876            8,401
Other intangibles                      115,036           67,031
Intangible office leases                99,853           16,875
Other                                   34,330           37,807
                                    ----------      -----------
                                    $  460,427      $   341,256
Less - accumulated amortization      (126,015)         (138,338)
                                    ----------      -----------
                                    $  334,412      $   202,918
                                    ==========      ===========

----------
(1) Includes securities reported at cost of approximately $4.6 million and $6.0 million at December 31, 2004 and 2003, respectively.

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

                                           DECEMBER 31,
       (in thousands)                  2004            2003
-------------------------------     ----------      ----------
Deferred revenue                    $  115,388      $  113,631
Accounts payable                        71,496          30,257
Accrued property taxes                  32,936          65,758
Security and advanced deposits          27,454          21,914
Accrued interest                        19,483          21,135
Hedge instruments                        2,046          12,978
Other accrued expenses                 141,372          95,941
                                    ----------      ----------
                                    $  410,175      $  361,614
                                    ==========      ==========

MARKETABLE SECURITIES

      The following tables present the cost, fair value and unrealized gains and losses as of December 31, 2004, and 2003 and the realized gains and change in Accumulated Other Comprehensive Income, or OCI, for the years ended December 31, 2004, 2003 and 2002 for our marketable securities.

                                As of December 31, 2004         As of December 31, 2003
                         ---------------------------------  ---------------------------------
  (in thousands)                        FAIR    UNREALIZED                 FAIR    UNREALIZED
  TYPE OF SECURITY          COST       VALUE    GAIN/(LOSS)   COST        VALUE    GAIN/(LOSS)
                         ---------   ---------  ----------  --------    --------   ----------
Held to maturity(1)      $ 175,853   $ 173,650   $ (2,203)  $  9,620    $  9,621    $     1
Available for sale(3)       25,191      26,227      1,036      2,278       2,278          -
                         ---------   ---------   --------   --------    --------    -------
      Total              $ 201,044   $ 199,877   $ (1,167)  $ 11,898    $ 11,899    $     1
                         =========   =========   ========   ========    ========    =======

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               For the year ended       For the year ended       For the year ended
                                December 31, 2004       December 31, 2003        December 31, 2002
                              ---------------------    ---------------------    ---------------------
  (in thousands)               REALIZED      CHANGE     REALIZED     CHANGE     REALIZED       CHANGE
         TYPE OF SECURITY     GAIN/(LOSS)    IN OCI    GAIN/(LOSS)    IN OCI    GAIN/(LOSS)    IN OCI
                              ----------    -------    ----------    -------    ----------     ------
Held to maturity(1)            $      -         N/A     $     -      $   N/A     $     -       $  N/A
Available for sale(3)                 6       1,036        (502)         514           -          26
                               --------     -------     -------      -------     -------       ------
      Total                    $      6     $ 1,036     $  (502)     $   514     $     -       $  26
                               ========     =======     =======      =======     =======       ======

----------
(1) Held to maturity securities are carried at amortized cost and consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on the LaSalle Note II and the Nomura Funding VI note. See Note 11, "Notes Payable and Borrowings Under Credit Facility," for additional information on the defeasance of these notes.

(2) Available for sale securities consist of marketable securities that we intend to hold for an indefinite period of time. These securities consist of $18.8 million of bonds and $6.4 million of preferred stock which are included in "Other assets, net" in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.

      In July 2004, Fresh Choice, Inc., in which we own $5.5 million Series B Preferred units reported at cost at December 31, 2004 and December 31, 2003, filed for protection under Chapter 11 of the U.S. Bankruptcy Court in order to facilitate a reorganization and restructuring. Based on our evaluation of our preferred interest in Fresh Choice at December 31, 2004, we recorded a $1.0 million valuation reserve during the year ended December 31, 2004, which is reflected in the "Other expenses" line item in the Consolidated Statements of Operations.

11. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY

      The following is a summary of our debt financing at December 31, 2004 and 2003:

SECURED DEBT                                                                                                       DECEMBER 31,
                                                                                                             -----------------------
                                                                                                               2004          2003
                                                                                                             ---------    ----------
                                                                                                                  (in thousands)
AEGON Partnership Note(1) due July 2009, bears interest at 7.53% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by the Funding III, IV and V Properties (Greenway Plaza) ....................................        $ 254,604    $  260,101

Bank of America Fund XII Term Loan due January 2006, bears interest at LIBOR plus 225 basis points (at December 31, 2004, the interest rate was 4.53%), with a two-year interest-only term and a one-year extension option, secured by the Funding XII
Properties...........................................................................................          199,995             -

LaSalle Note II(2)  bears interest at 7.79% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in March 2006, secured by defeasance
investments .........................................................................................          157,477       159,560

LaSalle Note I(3) due August 2027, bears interest at 7.83% with monthly principal and interest payments based on a 25-year amortization schedule, secured by the
Funding I Properties.................................................................................          103,300       235,037

Fleet Term Loan(4) due February 2007, bears interest at LIBOR plus 450 basis points (at December 31, 2004, the interest rate was 6.81%) with an interest-only
term, secured by excess cash flow distributions from Funding III, IV and V...........................           75,000        75,000

Cigna Note due June 2010, bears interest at 5.22% with an interest-only term, secured by the
707 17th Street Office Property and the Denver Marriott City Center..................................           70,000        70,000

Morgan Stanley Mortgage Capital Inc. Note II(5)  due January 2008, bears interest at LIBOR plus 123 basis points (at December 31, 2004, the interest rate was 3.64%), with an interest-only
term, secured by the 1301 McKinney Street Office Property............................................           70,000             -

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURED DEBT - CONTINUED                                                                                          DECEMBER  31,
                                                                                                             -----------------------
                                                                                                               2004          2003
                                                                                                             ---------    ----------
                                                                                                                   (in thousands)
Morgan Stanley Mortgage Capital Inc. Note I due October 2011, bears interest at 5.06% with
an interest-only term, secured by the Alhambra Office Property.......................................           50,000             -

Bank of America Note(6) due May 2013, bears interest at 5.53% with an initial
2.5-year interest- only term (through November 2005), followed by monthly principal and interest payments based on a 30-year amortization schedule, secured by The
Colonnade Office Property............................................................................           38,000        38,000

Metropolitan Life Note V(7) due December 2005, bears interest at 8.49% with monthly principal and interest payments based on a 25-year amortization
schedule, secured by the Datran Center Office Property...............................................           36,832        37,506

Mass Mutual Note(8) due August 2006, bears interest at 7.75% with principal and interest payments based on a 25-year amortization schedule, secured by the 3800
Hughes Parkway Office Property.......................................................................           36,692             -

Metropolitan Life Note VII due May 2011, bears interest at 4.31% with monthly interest-only
payments, secured by the Dupont Centre Office Property...............................................           35,500             -

Northwestern Life Note due November 2008, bears interest at 4.94% with an interest-only term,
secured by the 301 Congress Avenue Office Property...................................................           26,000        26,000

Allstate Note(8) due September 2010, bears interest at 6.65% with principal and interest payments
based on a 25-year amortization schedule, secured by the 3993 Hughes Parkway Office Property.........           25,509             -

National Bank of Arizona Revolving Line of Credit(9) maturing in June 2006, bears interest at prime rate plus 0 to 100 basis points (at December 31, 2004,
the interest rate was 5.25% to 6.25%) secured by certain DMDC assets.................................           25,459        40,588

JP Morgan Chase Note due September 2011, bears interest at 4.98% with an
interest-only term, secured by the 3773 Hughes Parkway Office Property...............................           24,755             -

Metropolitan Life Note VI(8) due October 2009, bears interest at 7.71% with principal and interest payments based on a 25-year amortization schedule,
secured by the 3960 Hughes Parkway Office Property...................................................           23,919             -

JP Morgan Chase Note I due September 2011, bears interest at 4.98% with an
interest-only term, secured by the 3753 and 3763 Hughes Parkway Office Properties....................           14,350             -

Texas Capital Bank(10) pre-construction line of credit due July 2006, bears interest at LIBOR plus 225 basis points (at December 31, 2004, the interest rate
was 4.46%) with interest-only payments, secured by land underlying the development project...........           10,500             -

Northwestern Life Note II(8) due July 2007, bears interest at 7.40% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by the 3980 Howard Hughes Parkway Office Property............................................           10,168        10,713

FHI Finance Loan(11) bears interest at LIBOR plus 450 basis points (at December
31, 2004 the interest rate was 6.81%), with an initial interest-only term until the Net Operating Income Hurdle Date, followed by monthly principal and interest payments based on a 20-year amortization schedule through maturity in September 2009, secured
by the Sonoma Mission Inn & Spa .....................................................................           10,000         2,959

Woodmen of the World Note(12) due April 2009, bears interest at 8.20% with an initial five-year interest-only term (through November 2006), followed by monthly principal and interest payments based on a 25-year amortization schedule, secured by
the Avallon IV Office Property.......................................................................            8,500         8,500

Nomura Funding VI Note (13) due July 2010 bears interest at 10.07% with monthly principal and interest payments based on a 25-year amortization schedule,
secured by defeasance investments....................................................................            7,659         7,853

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          DECEMBER  31,
                                                                                                     ----------------------
                                                                                                        2003        2004
                                                                                                     ----------  ----------
                                                                                                         (in thousands)
SECURED DEBT - CONTINUED
The Rouse Company Notes due December 2005 bears interest at prime rate plus 100 basis points (at December 31, 2004, the interest rate was 6.25%) with an interest-only term,
secured by undeveloped land at Hughes Center.......................................................       7,500           -

Wells Fargo Note(14) due January 2005, bears interest at LIBOR plus 200 basis points
(at December 31, 2004, the interest rate was 4.00%) with an interest-only term, secured by
3770 Hughes Parkway Office Property................................................................       4,774           -

Fleet National Bank Note(15) maturing November 2007, bears interest at LIBOR plus 200 basis points (at December 31, 2004, the interest rate was 4.35%) with an interest-only term,
secured by the Jefferson Station Apartments........................................................       4,300           -

Construction, acquisition and other obligations, bearing fixed and variable interest rates ranging from 2.90% to 9.27% at December 31, 2004, with maturities
ranging between May 2005 and February 2009, secured by various CRDI and MVDC projects(16)..........      53,962      47,357

Fleet Fund I Term Loan due May 2005, bears interest at LIBOR plus 350 basis
points, secured by equity interests in Funding I and Funding II....................................           -     264,214

Deutsche Bank - CMBS Loan due May 2004, bears interest at the 30-day LIBOR (with a floor
of 3.5%) plus 234 basis points, secured by the Funding X Properties and Spectrum Center............           -     220,000

JP Morgan Mortgage Note bears interest at 8.31% with monthly principal and interest payments based on a 25-year amortization schedule through maturity in October 2016, secured
by the Houston Center mixed-use Office Property Complex............................................           -     191,311

UNSECURED DEBT

2009 Notes(16) (17) bear interest at a fixed rate of 9.25% with a seven-year interest-only term,
due April 2009 with a call date of April 2006 .....................................................     375,000     375,000

2007 Notes(16) bear interest at a fixed rate of 7.50% with a ten-year interest-only term,
due September 2007.................................................................................     250,000     250,000

Credit Facility(18) (19) interest-only due May 2005, bears interest at LIBOR
plus 212.5 basis points (at December 31, 2004, the interest rate was 4.61%)........................     142,500     239,000
                                                                                                     ----------  ----------
TOTAL NOTES PAYABLE                                                                                  $2,152,255  $2,558,699
                                                                                                     ==========  ==========

---------------------
(1) The outstanding balance of this note at maturity will be approximately $223.4 million.

(2) In December 2003 and January 2004, we purchased a total of $179.6 million of U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) match the total debt service payments of this loan.

(3) In January 2005, we purchased a total of $115.8 million of U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for this loan. The cash flow from defeasance investments (principal and interest) match the total debt service payment of this loan. In November 2004, we purchased $146.2 million of defeasance investments to legally defease $128.7 million of this loan.

(4) Effective March 2005, we received a modification to this loan agreement to conform certain definitions and financial covenants with the new $300 million credit facility. The covenant modifications include elimination of increase in debt service coverage ratio and fixed charge coverage ratio. The definition changes include calculation of Capitalization Value and eliminating the effect of defeased debt and related assets from the definition of Consolidated Total Assets and Consolidated Total Liabilities.

(5) In December 2004, we entered into a one-year interest rate cap agreement with Bear Stearns Financial Products, Inc. with a notional amount of $70.0 million, which limits the interest rate exposure to 3.50%. This loan has two one-year extension options. This loan was transferred to a new joint venture on February 24, 2005.

(6) The outstanding principal balance of this loan at maturity will be approximately $33.4 million.

(7) The outstanding principal balance of this loan at maturity will be approximately $36.1 million.

(8) We assumed these loans in connection with the Hughes Center acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at December 31, 2004, the effective interest rate of the debt including the premium and the outstanding principal balance at maturity:

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (dollars in thousands)
 ----------------------    Unamortized                  Balance at
           Loan              Premium    Effective Rate   Maturity
           ----            -----------  --------------  ----------
Mass Mutual Note             $ 2,278        3.47%         $32,692
Allstate Note                  1,456        5.19%          20,882
Metropolitan Life Note VI      1,926        5.68%          19,295
Northwestern Life Note II        792        3.80%           8,689
                             -------                      -------
     Total                   $ 6,452                      $81,558
                             =======                      =======

     The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized using the effective interest rate method as a reduction of interest expense through maturity of the underlying debt.

(9) This facility is a $26.0 million line of credit secured by certain DMDC land and asset improvements (revolving credit facility), and notes receivable (warehouse facility). The line restricts the revolving credit facility to a maximum outstanding amount of $20.0 million and is subject to certain borrowing base limitations and bears interest at prime (at December 31, 2004, the interest rate was 5.25%). The warehouse facility bears interest at prime plus 100 basis points (at December 31, 2004, the interest rate was 6.25%) and is limited to $6.0 million. The blended rate at December 31, 2004, for the revolving credit facility and the warehouse facility was 5.48%.

(10) This facility is a $10.5 million pre-construction development line of credit secured by land underlying the development project located in Dallas, Texas.

(11) Our joint venture partner, which owns a 19.9% interest in the Sonoma Mission Inn & Spa, had funded $10.0 million of renovations at the Sonoma Mission Inn & Spa through a mezzanine loan. The Net Operating Income Hurdle Date, as defined in the loan agreement, is the date as of which the Sonoma Mission Inn & Spa has achieved an aggregate Adjusted Net Operating Income, as defined in the loan agreement, of $12 million for a period of 12 consecutive calendar months.

(12) The outstanding principal balance of this loan at maturity will be approximately $8.2 million.

(13) In December 2004, we purchased a total of $10.1 million of defeasance investments to substitute as collateral for this loan. The cash flow from the defeasance investments (principal and interest) match the total debt service payments of this loan.

(14) In January 2005, we entered into a new loan with Wells Fargo for $7.8 million. The loan has an interest-only term until maturity in January 2008, with two one-year extension options, and bears interest at LIBOR plus 125 basis points. The new loan was used to repay the $4.8 million Wells Fargo Note and is secured by 3770 Hughes Parkway. In January 2005, we entered into a LIBOR interest rate cap agreement with a notional amount of $7.8 million which limits the interest rate exposure to 6.0%.

(15) This facility is a $41.0 million construction line of credit secured by the Jefferson Station Apartments in Dedham, Massachusetts.

(16) Includes $4.3 million of fixed rate debt ranging from 2.9% to 9.27% and $49.7 million of variable rate debt ranging from 4.66% to 6.25%. In July 2004, CRDI entered into an interest rate cap agreement with Bank of America with a notional amount of $2.2 million, increasing to $12.2 million based on the amount of the related loan. At December 31, 2004, $12.1 million was outstanding under this loan. The agreement limits the interest rate exposure on the notional amount to a maximum LIBOR rate of 4.0%.

(17) To incur any additional debt, the indenture requires us to meet thresholds for a number of customary financial and other covenants including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on our ability to make certain payments, including distributions to partners and investments.

(18) In December 2004, we obtained consent from bondholders to eliminate an increase in a debt incurrence test calling for the debt service ratio test to increase from 1.75x to 2.0x as of April 15, 2005 and to clarify the definition of assets and liabilities to exclude in-substance defeased debt and its related assets.

(19) In February 2005, we entered into a new $300 million credit facility which replaces the previous facility. All outstanding amounts under the previous facility were repaid in full using cash on hand and proceeds from an initial borrowing under the new facility. The interest rate on the new facility is LIBOR plus 200 basis points and matures on December 31, 2006. Under the new facility, we are subject to certain limitations including the ability to: incur additional debt or sell assets, make certain investments and acquisitions and grant liens. We are also subject to financial covenants, which include debt service ratios, leverage ratios and, in the case of the Operating Partnership, a minimum tangible net worth limitation and a fixed charge coverage ratio.

(20) The outstanding balance excludes letters of credit issued under the credit facility of $7.6 million.

      The following table shows information about our consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or our anticipated payoff dates.

                                                  WEIGHTED
                                   PERCENTAGE     AVERAGE     WEIGHTED AVERAGE
(in thousands)          BALANCE    OF DEBT (1)      RATE          MATURITY
--------------      -------------  ----------     --------    ----------------
Fixed Rate Debt     $   1,552,514          72%     7.60%           5.2 years
Variable Rate Debt        599,741          28      4.85            1.4 years
                    -------------  ----------      ----            ---
Total Debt          $   2,152,255         100%     6.84%(2)        3.7 Years
                    =============  ==========      ====            ===

-----------------------
(1) Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $411.3 million of hedged variable rate debt, are 91% and 9%, respectively.

(2) Including the effect of hedge arrangements, the overall weighted average interest rate would have been 7.06%.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Listed below are the aggregate principal payments by year required as of December 31, 2004 under our indebtedness. Scheduled principal installments and amounts due at maturity are included.

                   SECURED     UNSECURED  UNSECURED DEBT
(in thousands)      DEBT         DEBT     LINE OF CREDIT    TOTAL (1)
--------------  -------------  ---------  --------------  ------------
2005            $      86,670  $       -    $  142,500    $    229,170
2006                  459,173          -             -         459,173
2007                  104,252    250,000             -         354,252
2008                  108,370          -             -         108,370
2009                  274,230    375,000             -         649,230
Thereafter            352,060          -             -         352,060
                -------------  ---------    ----------    ------------
                $   1,384,755  $ 625,000    $  142,500    $  2,152,255
                =============  =========    ==========    ============

------------------------
(1) Based on contractual maturity and does not include the refinance of the credit facility, extension options on Bank of America Fund XII Term Loan, Morgan Stanley Mortgage Capital Inc. Note II, Fleet National Bank Note or the expected early payment of LaSalle Note I.

      We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt. In addition, a default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, 2007 Notes, 2009 Notes, the Bank of America Fund XII Term Loan and the Fleet Term Loan after the notice and cure periods for the other indebtedness have passed. As of December 31, 2004, no event of default had occurred, and we were in compliance with all covenants related to our outstanding debt. Our debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the year ended December 31, 2004, except for notes prepaid there were no circumstances that required prepayment or increased collateral related to our existing debt.

      In addition to the subsidiaries listed in Note 1, "Organization and Basis of Presentation," certain other of Crescent and our subsidiaries were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate, are: Funding I Properties (CREM Holdings, LLC, Crescent Capital Funding, LLC, Crescent Funding Interest, LLC, CRE Management I Corp., CRE Management II Corp.); Funding III Properties (CRE Management III Corp.); Funding IV Properties (CRE Management IV Corp.); Funding V Properties (CRE Management V Corp.); Funding VI Properties (CRE Management VI Corp.); Funding VIII Properties (CRE Management VIII, LLC); 707 17th Street (Crescent 707 17th Street, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Funding XII Properties (CREF XII Parent GP, LLC, CREF XII Parent L.P., CREF XII Holding GP, LLC, CREF Holdings, L.P., CRE Management XII, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC), The BAC-Colonnade (CEI Colonnade Holdings,
LLC), 1301 McKinney Street (Crescent 1301 Holdings GP, LLC, Crescent 1301 Holdings, L.P., Crescent 1301 GP, LLC, Crescent 1301 McKinney, L.P.); The Alhambra (Crescent Alhambra, LLC); Crescent BT I Investors, L.P. (Crescent BT I Management, LLC, Crescent BT I GP, L.P.) and Crescent Finance Company.

DEFEASANCE OF LASALLE NOTE I

      In November 2004, in connection with the joint venture of The Crescent Office Property, we released The Crescent, which is held in Funding I, as collateral for the Fleet Fund I Term Loan and the LaSalle Note I by paying off the $160.0 million Fleet Fund I Term Loan and by purchasing $146.2 million of U.S. Treasury and government sponsored agency securities. We placed those securities into a trust for the sole purpose of funding payment of principal and interest on approximately $128.7 million of the LaSalle Note I. This was structured as a legal defeasance, therefore, the debt is reflected as paid down and the difference between the amount of securities purchased and the debt paid down, $17.5 million, was recorded in the "Extinguishment of debt" line item in the Consolidated Statements of Operations.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In January 2005, we released the remaining properties in Funding I that served as collateral for the LaSalle Note I, by purchasing an additional $115.8 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 3.20%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of LaSalle Note I. The cash flow from these securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note I. This transaction was accounted for as an in-substance defeasance, therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets.

DEFEASANCE OF NOMURA FUNDING VI

      On December 20, 2004, we released Canyon Ranch - Lenox, which is held in Funding VI, as collateral for the Nomura Funding VI Note by purchasing $10.1 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 3.59%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the Nomura Funding VI Note. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the Nomura Funding VI Note. This transaction was accounted for as an in-substance defeasance, therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets.

DEFEASANCE OF LASALLE NOTE II

      In January 2004, we released the properties in Funding II, that served as collateral for the Fleet Fund I and II Term Loan and the LaSalle Note II, by reducing the Fleet Fund I and II Term Loan by $104.2 million and purchasing an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle Note II. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note II. This transaction was accounted for as an in-substance defeasance, therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets. The retirement of the Fleet Fund I and II Term Loan and the purchase of the defeasance securities were funded through the $275 million Bank of America Fund XII Term Loan. The collateral for the Bank of America loan was 10 of the 11 properties previously in the Funding II collateral pool. The Bank of America Fund XII Term Loan is structured to allow us the flexibility to sell, joint venture or long-term finance these 10 assets over the next 36 months. The final Funding II property, Liberty Plaza, was moved to the Operating Partnership and subsequently sold in April 2004.

LINE OF CREDIT

      On October 26, 2004, we entered into a syndicated construction loan with Bank One, NA. The loan is a line of credit with a maximum commitment of $105.8 million which will be used for the development of Northstar at Tahoe and matures October 2006. No amount was outstanding under the loan as of December 31, 2004.

12.   INTEREST RATE SWAPS AND CAPS

      We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of December 31, 2004, we had interest rate swaps and interest rate caps designated as cash flow hedges, which are accounted for in conformity with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table shows information regarding the fair value of our interest rate swaps and caps designated as cash flow hedge agreements, which is included in the "Accounts payable, accrued expenses and other liabilities" line item in the Consolidated Balance Sheets, and additional interest expense and unrealized gains (losses) recorded in OCI for the year ended December 31, 2004.

                                                                                         CHANGE IN
                      NOTIONAL   MATURITY  REFERENCE  FAIR MARKET      ADDITIONAL     UNREALIZED GAINS
EFFECTIVE DATE         AMOUNT      DATE      RATE        VALUE      INTEREST EXPENSE   (LOSSES) IN OCI
-------------------  ----------  --------  ---------  ------------  ----------------  ----------------
(in thousands)
-------------------
INTEREST RATE SWAPS
     4/18/00         $  100,000  4/18/04     6.76%    $         -    $         1,712  $          1,695
     2/15/03            100,000  2/15/06     3.26%           (232)             1,845             2,114
     2/15/03            100,000  2/15/06     3.25%           (229)             1,842             2,111
     9/02/03            200,000  9/01/06     3.72%         (1,585)             4,712             5,076
     7/08/04(1)          11,266  1/01/06     2.94%             22                  -                22
                                                      -----------    ---------------  ----------------
                                                      $    (2,024)   $        10,111  $         11,018
INTEREST RATE CAPS
     7/08/04(1)      $   12,206  1/01/06     4.00%    $         1    $             -  $            (15)
     12/21/04            70,000  1/09/06     3.50%             53                  -               (26)
                                                      -----------    ---------------  ----------------
                                                      $    (1,970)   $        10,111  $         10,977
                                                      ===========    ===============  ================

------------------------
(1)   Cash flow hedge is at CRDI, a consolidated subsidiary.

      In addition, two of our unconsolidated companies have interest rate caps designated as cash flow hedges of which our portion of change in unrealized gains reflected in OCI was approximately $0.8 million for the year ended December 31, 2004.

      We have designated our cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt. The interest rate swaps have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be recognized in earnings as interest expense when the hedged items impact earnings. If an interest rate swap falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. Hedge ineffectiveness of $0.1 million on the designated hedges due to notional/principal mismatches between the hedges and the hedged debt was recognized in interest expense during 2004.

      Over the next 12 months, an estimated $2.0 million of Accumulated Other Comprehensive Income will be recognized as interest expense and charged against earnings related to the effective portions of the cash flow hedge agreements.

FAIR VALUE CAPS

      In March 2004, in connection with the Bank of America Fund XII Term Loan, we entered into a LIBOR interest rate cap struck at 6.00% for a notional amount of approximately $206.3 million through August 31, 2004, $137.5 million from September 1, 2004 through February 28, 2005, and $68.8 million from March 1, 2005 through March 1, 2006. Simultaneously, we sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce our net interest rate risk exposure, they do not qualify as hedges and changes to their respective fair values are charged to earnings as the changes occur. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to offset each other.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   RENTALS UNDER OPERATING LEASES

      As of December 31, 2004, we received rental income from the lessees of 59 consolidated Office Properties and one Resort/Hotel Property under operating leases.

      We lease one Resort/Hotel Property for which we recognize rental income under an operating lease that provides for percentage rent. For the years ended December 31, 2004, 2003 and 2002, the percentage rent amounts for the one Resort/Hotel Property were $4.7 million, $4.9 million and $4.7 million, respectively.

      In general, Office Property leases provide for the payment of fixed base rents and the reimbursement by the tenant to us of annual increases in operating expenses in excess of base year operating expenses. The excess operating expense amounts totaled $66.0 million, $78.9 million and $88.9 million, for the years ended December 31, 2004, 2003 and 2002, respectively. These excess operating expenses are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.

      For non-cancelable operating leases for wholly-owned and non wholly-owned consolidated Office Properties owned as of December 31, 2004, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office Properties) are as follows:

               FUTURE MINIMUM
(in millions)      RENTALS
-------------  --------------
2005           $        277.2
2006                    260.7
2007                    229.4
2008                    201.2
2009                    172.8
Thereafter              599.5
               --------------
               $      1,740.8
               ==============

      See Note 2, "Summary of Significant Accounting Policies," for discussion of revenue recognition.

14.   COMMITMENTS, CONTINGENCIES AND LITIGATION

COMMITMENTS

LEASE COMMITMENTS

      We had seventeen wholly-owned Properties at December 31, 2004 located on land that is subject to long-term ground leases, which expire between 2015 and 2080. Lease expense associated with ground leases during each of the three years ended December 31, 2004, 2003, and 2002 was $4.2 million, $2.6 million and $2.9 million, respectively. Future minimum lease payments due under such leases as of December 31, 2004, are as follows:

                FUTURE MINIMUM
(in thousands)  LEASE PAYMENTS
--------------  --------------
2005            $        2,042
2006                     2,041
2007                     2,044
2008                     2,052
2009                     2,090
Thereafter             141,219
                --------------
                $      151,488
                ==============

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GUARANTEE COMMITMENTS

      The FASB issued Interpretation 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), requiring a guarantor to disclose its guarantees. Our guarantees in place as of December 31, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees. We have not recorded a liability associated with these guarantees as they were entered into prior to the adoption of FIN 45.

                                                                 GUARANTEED AMOUNT  MAXIMUM GUARANTEED
(in thousands)                                                    OUTSTANDING AT    AMOUNT AT DECEMBER
DEBTOR                                                           DECEMBER 31, 2004       31, 2004
---------------------------------------------------------------  -----------------  ------------------
CRDI - Eagle Ranch Metropolitan District - Letter of Credit (1)  $           7,572  $            7,572
Main Street Partners, L.P. - Letter of Credit (2) (3)                        4,250               4,250
                                                                 -----------------  ------------------
Total Guarantees                                                 $          11,822  $           11,822
                                                                 =================  ==================

-------------------------

(1) We provide a $7.6 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2) See Note 9, "Investments in Unconsolidated Companies," for a description of the terms of this debt.

(3) We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

OTHER COMMITMENTS

      On December 3, 2004 we entered into an agreement to provide a $34.5 million mezzanine loan secured by ownership interests in an entity that owns an office property in New York, New York. The loan was funded in February 2005, and we immediately sold a 50% participating interest for $17.25 million.

      In 2003, we entered into a one year option agreement for the future sale of approximately 1.5 acres of undeveloped investment land located in Houston, Texas, for approximately $7.8 million. We received $0.01 million of consideration in 2003. The option agreement may be extended up to four years on a yearly basis at the option of the prospective purchaser for additional consideration. In September 2004, we received $0.01 million of consideration to extend this option for an additional year.

      See Note 8, "Temperature-Controlled Logistics," for a description of our commitments related to our ownership of common shares in AmeriCold and the termination of our partnership with Vornado.

      See Note 22, "COPI," for a description of our commitments related to the agreement with COPI, executed on February 14, 2002, all of which have been fulfilled.

CONTINGENCIES

ENVIRONMENTAL MATTERS

      All of the Properties have been subjected to Phase I environmental assessments, and some Properties have been subjected to Phase II soil and ground water sampling as part of the Phase I assessments. Such assessments have not revealed, nor is management aware of, any environmental liabilities that management believes would have a material adverse effect on our financial position or results of operations.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LITIGATION

      We are involved from time to time in various claims and legal actions in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on our financial condition or results of operations when resolved. During the year ended December 31, 2004, we received $3.7 million ($2.3 million, net of tax) in partial litigation settlement fees which was recorded in the "Residential Development Property Revenue" line item in our Consolidated Statements of Operations. During the year ended December 31, 2003, we paid $1.7 million to settle claims arising in the ordinary course of business. During the year ended December 31, 2002, we received a $4.5 million litigation settlement fee, which was recorded in the "Interest and other income" line item in our Consolidated Statements of Operations. In connection with the same litigation, we incurred $2.6 million of legal fees, which is included in the "Other expenses" line item in our Consolidated Statements of Operations.

15.   STOCK AND UNIT BASED COMPENSATION

STOCK OPTION PLANS

      Crescent has two stock incentive plans, the 1995 Stock Incentive Plan, which we refer to as the 1995 Plan, and the 1994 Stock Incentive Plan, which we refer to as the 1994 Plan. Due to the approval of the 1995 Plan, additional options and restricted shares will no longer be granted under the 1994 Plan. Under the 1994 Plan, Crescent had granted, net of forfeitures, 2,509,800 options which are fully vested and no restricted shares. The maximum number of options and/or restricted shares that Crescent was able to initially grant at inception under the 1995 Plan was 2,850,000 shares. The maximum aggregate number of shares available for grant under the 1995 Plan increases automatically on January 1 of each year by an amount equal to 8.5% of the increase in the number of common shares and units outstanding since January 1 of the preceding year, subject to certain adjustment provisions. As of January 1, 2005, the number of shares Crescent may issue under the 1995 Plan is 9,981,647. Under the 1995 Plan, Crescent had issued shares due to the exercise of options and restricted shares of 2,071,196 and 323,718, respectively, through December 31, 2004. In addition, under the 1995 Plan, Crescent had granted, net of forfeitures, unexercised options to purchase 5,872,530 shares as of December 31, 2004. Under both plans, options are granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years, 250,000 options that vest over three and a half years and 60,000 options that vest six months from the initial date of grant.

      In 2002, John Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of Crescent and our sole director and Chief Executive Officer, was granted the right to earn 300,000 restricted shares under the 1995 Plan. These shares vest at 100,000 shares per year on February 19, 2005, February 19, 2006 and February 19, 2007. Compensation expense is being recognized on a straight-line basis. For the year ended December 31, 2004, approximately $1.9 million was recorded as compensation expense related to this grant.

      A summary of the status of Crescent's 1994 and 1995 Plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented in the table below.

                                                   2004                    2003                    2002
                                          ----------------------  -----------------------  --------------------
                                                          WTD.                                           WTD.
                                                          AVG.                                           AVG.
                                                        EXERCISE    SHARES      WTD. AVG.    SHARES    EXERCISE
                                             SHARES       PRICE   UNDERLYING    EXERCISE   UNDERLYING    PRICE
                                           UNDERLYING      PER       UNIT       PRICE PER     UNIT        PER
(share amounts in thousands)              UNIT OPTIONS    SHARE     OPTIONS       SHARE      OPTIONS     SHARE
----------------------------              ------------  --------  ------------  ---------  ----------  --------
Outstanding as of January 1,                 7,127      $     21    7,455       $      21    6,975     $     21
Granted                                        220            16       70              16    1,017           18
Exercised                                      (54)           15      (95)             15     (338)          16
Forfeited                                      (36)           18     (303) (1)         29     (199)          18
Canceled                                    (1,372)           22        -               -        -            -
                                             -----      --------    -----       ---------    -----     --------
Outstanding/Wtd. Avg. as of December 31,     5,885(2)   $     21    7,127       $      21    7,455     $     21
                                             =====      ========    =====       =========    =====     ========

Exercisable/Wtd. Avg. as of December 31,     5,033      $     21    4,794       $      22    3,985     $     23
                                             =====      ========    =====       =========    =====     ========

----------------------------
(1) Includes 205 share options which were exchanged for 102.5 unit options (205 common share equivalents) with a weighted average exercise price of $34 during the year ended December 31, 2003. Excluding these share options, the weighted average exercise price would have been $19.

(2) Includes 6 unit options (12 common shares equivalents) outstanding under the 1994 Unit Plan.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes information about the 1994 and 1995 plans' options outstanding and exercisable at December 31, 2004.

(share amounts in thousands)          OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                   --------------------------  ---------------------------
                                   WTD. AVG.
                                     YEARS
                       NUMBER      REMAINING                     NUMBER
RANGE OF EXERCISE  OUTSTANDING AT    BEFORE       WTD. AVG.    EXERCISABLE    WTD. AVG.
      PRICES          12/31/04     EXPIRATION  EXERCISE PRICE  AT 12/31/04  EXERCISE PRICE
-----------------  --------------  ----------  --------------  -----------  --------------
    $12 to 16           1,450         5.1      $           16     1,352      $         16
    $16 to 21           2,384         5.8                  18     1,765                18
    $21 to 26             936         4.9                  22       800                22
    $26 to 39           1,115         3.1      $           32     1,116      $         32
                   ----------      ------      --------------  --------      ------------
    $12 to 39           5,885         5.0                  21     5,033                21
                   ==========      ======      ==============  ========      ============

UNIT PLANS

      The Operating Partnership has three unit incentive plans, the 1995 Unit Incentive Plan, which we refer to as the 1995 Unit Plan, the 1996 Unit Incentive Plan, which we refer to as the 1996 Unit Plan, and the 2004 Long-Term Incentive Plan, which we refer to as the 2004 Unit Plan.

      Effective January 2, 2003, the 1995 Unit Plan was amended to make it available to all of our employees and advisors, to provide for the grant of unit options and to increase the number of units and common shares available for issuance. Prior to 2003, the 1995 Unit Plan was not available to officers or trust managers and did not provide for the grant of options. The 1995 Unit Plan has an aggregate of 400,000 common shares reserved for issuance upon the exchange of 200,000 units, which are available for issuance. As of December 31, 2004, an aggregate of 7,012 units had been distributed under the 1995 Unit Plan and we granted, net of forfeitures, unexercised options to purchase, 60,197 unit options. The unit options granted under the 1995 Unit Plan were priced at fair market value on the date of grant, vest over five years and expire ten years from the date of grant. Each unit that was issued, and each unit received upon exercise of unit options that were granted, under the 1995 Unit Plan is exchangeable for two common shares or, at the option of Crescent, an equivalent amount of cash, except that any units issued to executive officers or trust managers will be exchangeable only for treasury shares unless shareholder approval is received.

      The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units. Through December 31, 2004, the Operating Partnership had granted, net of forfeitures, options to acquire 1,280,122 units. Forfeited options are available for grant. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, generally vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of Crescent's common shares equaled or exceeded $25.00 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. In addition, 100,000 unit options vest 50% after three years and 50% after five years. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares or, at the option of Crescent, an equivalent amount of cash.

      A summary of the status of the Operating Partnership's 1995 and 1996 Unit Plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares).

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   2004                     2003                   2002
                                          ---------------------  -----------------------  --------------------
                                                                                                        WTD.
                                                                                                        AVG.
                                            SHARES    WTD. AVG.                WTD. AVG.    SHARES    EXERCISE
                                          UNDERLYING  EXERCISE      SHARES      EXERCISE  UNDERLYING    PRICE
                                             UNIT     PRICE PER   UNDERLYING   PRICE PER     UNIT        PER
(share amounts in thousands)                OPTIONS      SHARE    UNIT OPTIONS    SHARE     OPTIONS      SHARE
----------------------------              ----------  ---------  ------------  ---------  ----------  --------
Outstanding as of January 1,                3,144     $      18     2,837      $      17     2,394    $     17
Granted                                        31            17       307 (1)         28       443          18
Exercised                                       -             -         -              -         -           -
Forfeited                                       -             -         -              -         -           -
Canceled                                     (494)           24         -              -         -           -
                                            -----     ---------     -----      ---------     -----    --------
Outstanding/Wtd. Avg. as of December 31,    2,681     $      17     3,144      $      18     2,837    $     17
                                            =====     =========     =====      =========     =====    ========
Exercisable/Wtd. Avg. as of December 31,    2,581     $      17     2,942      $      19     2,080    $     17
                                            =====     =========     =====      =========     =====    ========

----------------------

(1) Includes 205 share options which were exchanged for 102.5 unit options (205 common share equivalents) with a weighted average exercise price of $34 during the year ended December 31, 2003. Excluding these unit options, the weighted average exercise price would have been $16.

      The following table summarizes information about unit options granted under the 1995 and 1996 Unit Plans and outstanding and exercisable at December 31, 2004.

(share amounts in thousands)             OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                     --------------------------  ---------------------------
                                      WTD. AVG.
                                        YEARS
                                      REMAINING                    NUMBER
   RANGE OF      NUMBER OUTSTANDING    BEFORE       WTD. AVG.    EXERCISABLE    WTD. AVG.
EXERCISE PRICES    AT 12/31/04       EXPIRATION  EXERCISE PRICE  AT 12/31/04  EXERCISE PRICE
---------------  ------------------  ----------  --------------  -----------  --------------
   $12 to 16             235             5.4       $      16          208       $      16
   $16 to 21           2,446             2.8              18        2,373              18
   $21 to 26               -               -               -            -               -
   $26 to 39               -               -       $       -            -       $       -
                       -----             ---       ---------        -----       ---------
   $12 to 39           2,681             3.0              17        2,581              17
                       =====             ===       =========        =====       =========

2004 UNIT PLAN

      The 2004 Unit Plan provides for the issuance by the Operating Partnership of up to 1,802,500 restricted units (3,605,000 common share equivalents) to our officers. Restricted units granted under the 2004 Unit Plan vest in 20% increments when the average closing price of Crescent common shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $19.00, $20.00, $21.00, $22.50 and $24.00. The 2004 Unit Plan also gives discretion to the General Partner to establish one or more alternative objective annual performance targets for us. Any restricted unit that is not vested on or prior to June 30, 2010 will be forfeited. Each vested restricted unit will be exchangeable, beginning on the second anniversary of the date of grant, for cash equal to the value of two of Crescent common shares based on the closing price of the common shares on the date of exchange, and subject to a six-month hold period following vesting, unless, prior to the date of the exchange, Crescent requests and obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares in exchange for each such restricted unit. Regular quarterly distributions accrue on unvested restricted units and are payable upon vesting of the restricted units. As a requirement to participate in the plan, officers were required to cancel 2,413,815 of their existing stock or unit options. Effective December 1, 2004, the Operating Partnership granted a total of 1,703,750 Partnership Units (3,407,500 common share equivalents) under the 2004 Unit Plan. We obtained a third-party valuation to determine the fair value of the restricted units issued under the 2004 Unit Plan. The third-party, utilizing a series of methods including binomial and trinomial lattice-based models, probabilistic analysis and models to estimate the implied long-term dividend growth rate, determined the fair value of the restricted units granted to be approximately $25.1 million, which is being amortized on a straight-line basis over the related service period. For the year ended December 31, 2004, approximately $0.4 million was recorded as compensation expense related to this grant.

               CRESCENT REAL ESTATE ENUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNIT OPTIONS GRANTED UNDER OPERATING PARTNERSHIP AGREEMENT

      During the years ended December 31, 2004, 2003 and 2002, the Operating Partnership granted options to acquire 2,761,071 units, or 5,552,142 common share equivalents, to officers. The unit options granted were priced at fair market value on the date of grant, vest over five years and expire ten years from the date of grant. Each unit received upon exercise of the unit options will be exchangeable for two common shares or, at the option of Crescent, an equivalent amount of cash, except that the units will be exchangeable only for treasury shares unless shareholder approval is received.

      A summary of the status of the unit options granted under the Operating Partnership Agreement as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares).

(share amounts in thousands)                           2004                         2003                        2002
----------------------------                -------------------------     -----------------------     -----------------------
                                                              WTD.                         WTD.                        WTD.
                                                              AVG.                         AVG.                        AVG.
                                                             EXERCISE       SHARES       EXERCISE       SHARES       EXERCISE
                                               SHARES         PRICE       UNDERLYING      PRICE       UNDERLYING      PRICE
                                             UNDERLYING        PER           UNIT          PER           UNIT          PER
                                            UNIT OPTIONS      SHARE        OPTIONS        SHARE        OPTIONS        SHARE
                                            ------------     --------     ----------     --------     ----------     --------
Outstanding as of January 1,                     5,697       $     18         5,357      $     18           300      $     22
Granted                                            125             18           340            16         5,057            18
Exercised                                            -              -             -             -             -             -
Forfeited                                          (20)             -             -             -             -             -
Canceled                                          (548)            18             -             -             -             -
                                              --------       --------      --------      --------      --------      --------
Outstanding/Wtd. Avg. as of December 31,         5,254       $     18         5,697      $     18         5,357      $     18
                                              ========       ========      ========      ========      ========      ========

Exercisable/Wtd. Avg. as of December 31,         1,911       $     18           777      $     18            60      $     22
                                              ========       ========      ========      ========      ========      ========

      The following table summarizes information about the unit options granted under the Operating Partnership Agreement that are outstanding and exercisable at December 31, 2004.

(share amounts in thousands)                    OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                         ------------------------------     -------------------------------
                                          WTD. AVG.
                                           YEARS
                         NUMBER          REMAINING                             NUMBER
   RANGE OF          OUTSTANDING AT       BEFORE           WTD. AVG.        EXERCISABLE         WTD. AVG.
EXERCISE PRICES         12/31/04         EXPIRATION      EXERCISE PRICE     AT 12/31/04      EXERCISE PRICE
---------------      --------------      ----------      --------------     ------------     --------------
$12 to 16                   120              8.4           $       15             24           $       15
$16 to 21                 4,984              7.2                   17          1,797                   17
$21 to 26                   150              6.2                   22             90                   22
$26 to 39                     -                -           $        -              -           $        -
                          -----              ---           ----------          -----           ----------
$12 to 39                 5,254              7.2                   18          1,911                   18
                          =====              ===           ==========          =====           ==========


STOCK AND UNIT OPTION PLANS

      On January 1, 2003, we adopted the expense recognition provisions of SFAS No. 123, on a prospective basis as permitted by SFAS No. 148. We value stock and unit options issued using the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock options is applied to all options granted after the beginning of the year of adoption.

      During the year ended December 31, 2004, we granted 220,000 stock options under the 1995 Plan, 15,300 unit options under the 1995 Unit Plan and 62,500 unit options under no plan. We recognized compensation expense related to these option grants which was not significant to our results of operations.

               CRESCENT REAL ESTATE ENUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At December 31, 2004, 2003 and 2002, the weighted average fair value of options granted was $1.05, $0.63 and $1.40, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model based on the expected weighted average assumptions in the following calculation.

                                     FOR THE YEARS ENDED DECEMBER 31,
                                ------------------------------------------
                                  2004             2003             2002
                                --------         --------         --------
Life of options                 10 years         10 years         10 years
Risk-free interest rates             4.3%             3.6%             4.0%
Dividend yields                      8.8%             9.9%             8.5%
Stock price volatility              24.9%            25.1%            25.1%

16.   MINORITY INTERESTS

      Minority interests in real estate partnerships represents joint venture or preferred equity partners' proportionate share of the equity in certain real estate partnerships. We hold a controlling interest in the real estate partnerships and consolidate the real estate partnerships into our financial statements. Income in the real estate partnerships is allocated to minority interests based on weighted average percentage ownership during the year.

      The following table summarizes minority interests as of December 31, 2004 and 2003:


(in thousands)                                                                  2004                 2003
                                                                            ------------         ------------
Development joint venture partners - Residential Development Segment        $     33,760         $     31,305
Joint venture partners - Office Segment                                            9,308                8,790
Joint venture partners - Resort/Hotel Segment                                      6,513                7,028
Other                                                                               (242)                   -
                                                                            ------------         ------------
                                                                            $     49,339         $     47,123
                                                                            ============         ============

      The following table summarizes the minority interests' share of net income for the years ended December 31, 2004, 2003 and 2002:

(in thousands)                                                                  2004                2003                  2002
                                                                            ------------         ------------         ------------
Development joint venture partners - Residential Development Segment        $      9,041         $      2,935         $      5,072
Joint venture partners - Office Segment                                             (163)                (576)                 470
Joint venture partners - Resort/Hotel Segment                                     (1,131)                (902)                (157)
Joint venture partners - Other                                                       (66)                   -                    -
Subsidiary preferred equity                                                            -                    -                5,722
                                                                            ------------         ------------         ------------
                                                                            $      7,681         $      1,457         $     11,107
                                                                            ============         ============         ============

17.   PARTNERS' CAPITAL

      Each Operating Partnership unit may be exchanged for either two common shares of Crescent or, at the election of Crescent, cash equal to the fair market value of two common shares at the time of the exchange. When a unitholder exchanges a unit, Crescent's percentage interest in the Operating Partnership increases. During the year ended December 31, 2004, there were 41,958 units exchanged for 83,916 common shares of Crescent.

SHARE REPURCHASE PROGRAM

      Crescent commenced its Share Repurchase Program in March 2000. On October 15, 2001, Crescent's Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions. There were no share repurchases under the program for the year ended December 31, 2004. As of December 31, 2004, Crescent had repurchased 20,256,423 common shares under the share repurchase program, at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. All repurchased shares were recorded as treasury shares. The repurchase of common shares by Crescent will decrease their limited partner interest, which will result in an increase in net income per unit.

               CRESCENT REAL ESTATE ENUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SERIES A PREFERRED OFFERINGS

      On January 15, 2004, Crescent completed an offering of an additional 3,400,000 Series A Convertible Cumulative Preferred Shares at a $21.98 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $74.7 million. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders into common shares of Crescent at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity and are not subject to sinking fund or mandatory redemption. At any time, the Series A Preferred Shares may be redeemed, at Crescent's option, by paying $25.00 per share plus any accumulated accrued and unpaid distributions. Dividends on the additional Series A Preferred Shares are cumulative from November 16, 2003, and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing February 16, 2004. The annual fixed dividend on the Series A Preferred Shares is $1.6875 per share.

      In connection with the January 2004 Series A Preferred Offering, we issued additional Series A Preferred Units to Crescent in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $3.7 million, of approximately $71.0 million. We used the net proceeds to pay down our credit facility.

DISTRIBUTIONS

      The distributions to unitholders paid during the years ended December 31, 2004, 2003 and 2002, were $175.6 million, $175.5 million and $192.7 million, respectively. These distributions represented an annualized distribution of $3.00 per unit for the years ended December 31, 2004, 2003 and 2002. Through August 2002, Crescent held 14,468,623 of its common shares in a wholly-owned subsidiary, Crescent SH IX, Inc. The distribution amounts above include $16.3 million of distributions for the year ended December 31, 2002, which were paid on the limited partner interest of Crescent that was redeemed by us in connection with the repurchase by Crescent, during the year ended December 31, 2002, of the common shares held by Crescent SH IX, Inc. On February 16, 2005, we distributed $43.9 million to unitholders.

      Distributions to Series A Preferred unitholders for the years ended December 31, 2004, 2003 and 2002, were $24.0 million, $18.2 million and $17.0 million, respectively. The distributions per Series A Preferred unit were $1.6875 per preferred unit annualized for each of the three years. On February 16, 2005, we distributed $6.0 million to Series A Preferred unitholders.

      Distributions to Series B Preferred unitholders for the years ended December 31, 2004, 2003 and 2002, were $8.1 million, $8.1 million and $4.0 million, respectively. The distributions per Series B Preferred unit were $2.3750 per preferred unit annualized for each of the three years. On February 16, 2005, we distributed $2.0 million to Series B Preferred unitholders.

18.   SALE OF PREFERRED EQUITY INTERESTS IN SUBSIDIARY

      During the year ended December 31, 2000, we formed Funding IX and issued $275.0 million of non-voting redeemable Class A units in Funding IX to GMACCM. The Class A Units were redeemable at our option at the original price. As of December 31, 2000, we had redeemed approximately $56.6 million of the Class A units in Funding IX from GMACCM. All of the Class A Units outstanding at December 31, 2000 were redeemed by Funding IX during the year ended December 31, 2002. In connection with the final redemption of Class A Units, SH IX, a wholly-owned subsidiary of Crescent, transferred the 14,468,623 common shares of Crescent held by SH IX to Crescent, which holds these common shares as treasury shares, and the intracompany loan between Funding IX and SH IX was repaid. The Operating Partnership recorded approximately $13.5 million of interest income for the year ended December 31, 2002, related to this loan.

               CRESCENT REAL ESTATE ENUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   INCOME TAXES

TAXABLE CONSOLIDATED ENTITIES

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. During 2004 and 2003, the taxable consolidated entities were comprised of our taxable REIT subsidiaries.

      Income or losses of the Operating Partnership are allocated to our partners for inclusion in their respective income tax calculations. Accordingly, no provision or benefit for income taxes has been made other than for certain consolidated subsidiaries.

      Significant components of our deferred tax liabilities and assets at December 31, 2004 and 2003 from continuing operations are as follows:

                                                                     DECEMBER 31,            DECEMBER 31,
(in thousands)                                                          2004                    2003
                                                                   ---------------         ---------------
Deferred tax liabilities:
    Residential development costs                                  $       (23,926)        $       (21,854)
    Depreciation                                                            (5,563)                 (5,196)
    Minority interest                                                       (4,934)                 (4,782)
    Land value adjustments                                                 (14,891)                      -
                                                                   ---------------         ---------------
Total deferred tax liabilities:                                    $       (49,314)        $       (31,832)
                                                                   ===============         ===============

Deferred tax assets:
    Deferred revenue                                               $        28,678         $        31,686
    Hotel lease acquisition costs                                            1,404                   3,338
    Amortization of intangible assets                                       11,790                   9,055
    Net operating loss carryforwards                                         7,655                   5,190
    Impairment of assets                                                     5,383                   4,087
    Related party interest expense not currently deductible                 13,056                       -
    Other                                                                    7,449                   7,986
                                                                   ---------------         ---------------
    Total deferred tax assets                                      $        75,415         $        61,342

    Valuation allowance for deferred tax assets                            (12,710)                (12,004)
                                                                   ---------------         ---------------
    Deferred tax assets, net of valuation allowance                $        62,705         $        49,338
                                                                   ===============         ===============

Net deferred tax assets                                            $        13,391         $        17,506
                                                                   ===============         ===============

      In addition to the net deferred tax assets of approximately $13.4 million at December 31, 2004, we had a current tax receivable of $0.4 million, comprising the total Income tax asset - current and deferred, net on our Consolidated Balance Sheets at December 31, 2004. At December 31, 2003, we had a current income tax payable of approximately $8.0 million.

      SFAS No. 109, "Accounting for Income Taxes," requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a $12.7 million and a $12.0 million valuation allowance at December 31, 2004 and 2003 respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. When assessing the adequacy of the valuation allowance, management considered both anticipated reversals of deferred tax liabilities and other potential sources of taxable income in future years. We have available net operating loss carryforwards of approximately $9.6 million at December 31, 2004, arising from operations of the taxable REIT subsidiaries prior to joining the consolidated taxable REIT group. The net operating loss carryforwards will expire between 2019 and 2023.

               CRESCENT REAL ESTATE ENUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated income (loss) from continuing operations subject to tax was $(33.2) million, $69.4 million and $(21.2) million for the years ended December 31, 2004, 2003 and 2002 respectively. The reconciliation of (i) income tax attributable to consolidated income (loss) subject to tax computed at the U.S. statutory rate to (ii) income tax benefit is shown below:

                                                                   YEAR ENDED             YEAR ENDED              YEAR ENDED
                                                                DECEMBER 31, 2004      DECEMBER 31, 2003       DECEMBER 31, 2002
                                                               -------------------    -------------------    ---------------------
(in thousands)                                                  AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT       PERCENT
                                                               --------    -------    --------    -------    -------       -------
Tax at U.S. statutory rates on  consolidated income (loss)
     subject  to tax                                           $ 11,615      35.0%    $(24,284)    (35.0)%   $ 7,434         35.0%
State income tax, net of federal income tax benefit               1,327       4.0       (3,045)     (4.4)        809          3.8
Other                                                               701       2.1          274       0.4         251          1.2
Increase in valuation allowance                                    (706)     (2.1)           -       -        (3,859)       (18.6)
                                                               --------    ------     --------    ------     -------       ------
                                                               $ 12,937      39.0%    $(27,055)    (39.0)%   $ 4,635         21.4%
                                                               ========    ======     ========    ======     =======       ======

(in thousands)                                   2004                 2003                  2002
                                              -----------         ------------          -------------
Current tax benefit (expense)                 $       401         $    (12,055)         $      (3,065)

Deferred tax benefit (expense)                     12,536              (15,000)                 7,700
                                              -----------         ------------          -------------
Federal income tax benefit (expense)          $    12,937         $    (27,055)         $       4,635
                                              ===========         ============          =============

      Our $12.9 million income tax benefit for the year ended December 31, 2004, consists primarily of $9.2 million for the Residential Development Segment and $8.4 million for the Resort/Hotel Segment partially offset by $2.0 million tax expense for the Office Segment and $2.7 million expense for other taxable REIT subsidiaries.

20.   RELATED PARTY TRANSACTIONS

DBL HOLDINGS, INC.

      Between June 1999 and December 2000, we contributed approximately $24.2 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary of DBL, which committed to purchase an affiliated partnership interest representing a 12.5% interest in G2. G2 was formed for the purpose of investing principally in commercial mortgage backed securities and is managed and controlled by an entity that we refer to as the G2 General Partner that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation. The G2 General Partner is entitled to an annual asset management fee. Additionally, the G2 General Partner has a 1% interest in profits and losses of G2 and, after payment of specified amounts to partners, a promoted interest based on payments to unaffiliated limited partners. As an affiliated limited partner, DBL-ABC, Inc.'s returns are not impacted by the G2 General Partner's promoted interest. As of December 31, 2004, DBL-ABC, Inc. has received approximately $22.4 million cumulative distributions. The investment balance as of December 31, 2004, is approximately $13.0 million. In February 2005, we received a cash distribution of approximately $17.9 million from DBL, bringing total distributions to $40.3 million on an initial investment of $24.2 million.

      The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of Crescent's Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of Crescent and our sole director and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On January 2, 2003, we purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL from Mr. Goff. Total consideration paid for Mr. Goff's interest was $0.4 million. Crescent's Board of Trust Managers, including all of the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by us and is consolidated beginning as of and for the year ended December 31, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, we consolidated these two Residential Development Corporations beginning as of and for the year ended December 31, 2003.

LOANS TO EMPLOYEES AND TRUST MANAGERS OF THE OPERATING PARTNERSHIP FOR EXERCISE OF STOCK OPTIONS AND UNIT OPTIONS

      As of December 31, 2004, we had approximately $38.0 million in loan balances outstanding reflected in Partners' Capital, inclusive of current interest accrued of approximately $0.2 million, to certain of the Operating Partnership and Crescent employees and trust managers on a recourse basis under stock and unit incentive plans pursuant to an agreement approved by Crescent's Board of Trust Managers and its Executive Compensation Committee. The employees and the trust managers used the loan proceeds to acquire common shares of Crescent and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. The loans bear interest at 2.52% per year (based on the Applicable Federal Rates (AFR) discussed below) payable quarterly, mature on July 28, 2012, and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $38.0 million total outstanding loans at December 31, 2004. No conditions exist at December 31, 2004 which would cause any of the loans to be in default.

      Under the option to obtain loans pursuant to the stock and unit incentive plans, we granted loans to our employees and Crescent's trust managers through July 29, 2002, at which time Crescent ceased offering such loans. The loans entered into had interest rates equal to the applicable federal short-term, mid-term and long-term AFR, determined and published by the IRS based upon average market yields of specified maturities. On July 29, 2002, the loans were amended to extend the remaining terms until July 28, 2012, to stipulate that every three years the interest rate on the loans would be adjusted to the AFR applicable at that time for a three-year loan, and to provide the employees and Crescent's trust managers the option, at any time, to fix the interest rate for each of the loans to the AFR applicable at that time for a loan with a term equal to the remaining term of the loan. On July 29, 2003, each of the employees and Crescent's trust managers elected to fix the interest rate on the loans and the interest rate on the loans, each with a remaining term of nine years, was reduced to 2.52%. As a result of the amendments to the terms and the interest rates which reflected below prevailing market interest rates, we recognized $1.9 million additional compensation expense for the year ended December 31, 2002, reflected in the "Other expenses" line item in our Consolidated Statements of Operations.

OTHER

      We have a policy which allows employees to purchase our residential properties marketed and sold by our subsidiaries in the ordinary course of business. This policy requires the individual to purchase the property for personal use or investment and requires the property to be held for at least two years. In addition this policy requires, among other things, that the prices paid by affiliates must be equivalent to the prices paid by unaffiliated third parties for similar properties in the same development, and that the other terms and conditions of the transaction must be at least as beneficial to us as the terms and conditions with respect to the other properties in the same development. In the first quarter of 2005, two executive officers entered into binding contracts to purchase three condominium units at two of our residential development projects.

      On June 28, 2002, we purchased the home of an executive officer to facilitate the hiring and relocation of this executive officer. The purchase price was approximately $2.6 million, consistent with a third-party appraisal obtained by us. Shortly after the purchase of the home, certain changes in the business environment in Houston resulted in a weakened housing market. In May 2004, we completed the sale of the home for proceeds, net of selling costs, of approximately $1.8 million. We previously recorded an impairment charge of approximately $0.6 million, net of taxes, during the year ended December 31, 2003.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                                       FOR THE 2004 QUARTER ENDED
                                                          -------------------------------------------------------
                 (in thousands)                           MARCH 31,     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
-----------------------------------------------------     ---------    ---------    -------------    ------------
Total Property revenues                                   $ 219,787    $ 227,094    $     234,440    $    297,440
Total Property expenses                                     139,356      147,866          155,628         219,140
Income (loss) from continuing operations before
 minority interests and income taxes                        (13,457)     (17,772)         (20,179)        240,686
Minority interests                                               84          305           (1,495)         (6,575)
Income tax  (provision) benefit                               1,277        5,324            6,614            (278)
Income from discontinued operations                           2,165        3,904            2,865           3,116
Impairment charges related to real estate assets from
  discontinued operations                                    (2,351)        (500)            (350)           (310)
(Loss) gain on real estate from discontinued operations         (55)      (2,444)             (38)          3,778
Cumulative effect of a change in accounting principle          (428)           -                -               -
Net (loss) income available to partners - Basic           $ (20,535)   $ (19,193)   $     (20,596)   $    232,412
                                                          =========    =========    =============    ============
Net (loss) income available to partners - Diluted         $ (20,535)   $ (19,193)   $     (20,596)   $    238,651
                                                          =========    =========    =============    ============
  Per unit data:
  Basic Earnings Per Unit
    -(Loss) income available to partners before
     discontinued operations and
       cumulative effect of a change in accounting
       principle                                          $   (0.35)   $   (0.35)   $       (0.39)   $       3.87
    - Income from discontinued operations                      0.04         0.07             0.05            0.05
    - Impairment charges related to real estate assets
      from discontinued operations                            (0.04)       (0.01)           (0.01)              -
      - (Loss) gain on real estate from discontinued
       operations                                                 -        (0.04)               -            0.06
                                                          ---------    ---------    -------------    ------------
      - Net (loss) income available to partners - Basic   $   (0.35)   $   (0.33)   $       (0.35)   $       3.98
                                                          =========    =========    =============    ============
  Diluted Earnings Per Unit
    -(Loss) income available to partners before
      discontinued operations and cumulative effect
      of a change in accounting principle                 $   (0.35)   $   (0.35)   $       (0.39)   $       3.67
    - Income from discontinued operations                      0.04         0.07             0.05            0.05
    - Impairment charges related to real estate assets
      from discontinued operations                            (0.04)       (0.01)            (0.01)             -
    - (Loss) gain on real estate from discontinued
      operations                                                  -        (0.04)               -            0.06
                                                          ---------    ---------    -------------    ------------
    - Net (loss) income available to partners - Diluted   $   (0.35)   $   (0.33)   $       (0.35)   $       3.77
                                                          =========    =========    =============    ============

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               FOR THE 2003 QUARTER ENDED
-------------------------------------------------------------------------------------------------------------------------
                          (in thousands)                            MARCH 31,     JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
----------------------------------------------------------------  ------------  ------------  -------------  ------------
Total Property revenues                                           $   215,424   $   219,574   $   199,022    $   237,696
Total Property expenses                                               139,026       147,309       128,072        153,369
Income (loss) from continuing operations before minority
 interests and income taxes                                            (6,744)       (5,043)          700         73,029
Minority interests                                                      1,210        (1,657)         (295)          (715)
Income tax  (provision) benefit                                         2,404         3,067         4,865        (37,391)
Income from discontinued operations                                     4,247         5,300           962          4,045
Impairment charges related to real estate assets from
 discontinued operations                                              (15,828)         (990)       (2,356)       (10,376)
(Loss) gain on real estate from discontinued operations                  (339)          (49)          (22)        12,544

Net (loss) income available to partners                           $   (21,625)  $    (5,947)  $    (2,721)   $    34,561
                                                                  ===========   ===========   ===========    ===========

 Per unit data:
 Basic Earnings Per Unit
   - (Loss) income available to partners before discontinued
      operations and cumulative effect of a change in accounting
      principle                                                   $     (0.16)  $     (0.17)  $     (0.03)   $      0.49
   - Income from discontinued operations                                 0.07          0.09          0.02           0.07
   - Impairment charges related to real estate assets from
      discontinued operations                                           (0.27)        (0.02)        (0.04)         (0.18)
   - (Loss) gain on real estate from discontinued operations            (0.01)            -             -           0.21
                                                                  -----------   -----------   -----------    -----------
   - Net (loss) income available to partners - Basic              $     (0.37)  $     (0.10)  $     (0.05)   $      0.59
                                                                  ===========   ===========   ===========    ===========

Diluted Earnings Per Common Unit
   - (Loss) income available to partners before discontinued
      operations and cumulative effect of a change in accounting
      principle                                                   $     (0.16)  $     (0.17)  $     (0.03)   $      0.49
   - Income from discontinued operations                                 0.07          0.09          0.02           0.07
   - Impairment charges related to real estate assets from
      discontinued operations                                           (0.27)        (0.02)        (0.04)         (0.18)
   - (Loss) gain on real estate from discontinued operations            (0.01)            -             -           0.21
                                                                  -----------   -----------   -----------    -----------
   - Net (loss) income available to partners - Diluted            $     (0.37)  $     (0.10)  $     (0.05)   $      0.59
                                                                  ===========   ===========   ===========    ===========

22. COPI

      On February 14, 2002, we entered into an agreement with COPI pursuant to which we and COPI agreed to jointly seek approval by the bankruptcy court of a pre-packaged bankruptcy plan for COPI. We agreed to fund certain of COPI's costs, claims and expenses relating to the bankruptcy and related transactions. During the year ended December 31, 2004, we loaned to COPI, or paid directly on COPI's behalf, approximately $2.6 million to fund these costs, claims and expenses. Crescent also agreed to issue common shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders. Because we had recorded a liability of $18.0 million in 2001 related to the COPI bankruptcy, the payment of these amounts and the amounts attributable to the agreement to issue the common shares had no effect on our results of operations or financial condition for the years ended December 31, 2004, 2003, and 2002.

      In addition, we agreed to use commercially reasonable efforts to assist COPI in arranging COPI's repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan from Bank of America primarily to participate in investments with us. As a condition to making the loan, Bank of America required Richard E. Rainwater, Crescent's Chairman of the Board of Trust Managers, and John C. Goff, the Vice-Chairman of the Board of Trust Managers and Chief Executive Officer of Crescent and our sold director and Chief Executive Officer, to enter into a support agreement with COPI and Bank of America, pursuant to which Messrs. Rainwater and Goff agreed to make additional equity investments in COPI under certain circumstances. COPI used the proceeds of the sale of its interest in AmeriCold Logistics to repay Bank of America in full.

      Pursuant to the agreement, the current and former directors and officers of COPI and Crescent's current and former trust managers and officers received a release from COPI of liability for any actions taken prior to February 14, 2002, and received certain liability releases from COPI and its stockholders under the COPI bankruptcy plan.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On March 10, 2003, COPI filed a plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. On June 22, 2004, the bankruptcy court confirmed the bankruptcy plan, as amended. On November 4, 2004, COPI sold its interest in AmeriCold Logistics to AmeriCold Realty Trust for approximately $19.1 million. In accordance with the confirmed bankruptcy plan, COPI used approximately $15.4 million of the proceeds to repay the loan from Bank of America, including accrued interest. In addition, in accordance with the bankruptcy plan COPI used approximately $4.4 million of the proceeds to satisfy a portion of its debt obligations to us. Of the $4.4 million, $0.7 million has been recorded as a reduction of the amounts paid by us in connection with the accrued liability recorded in 2001 relating to the COPI bankruptcy. Because we also wrote off COPI debt obligations to us in 2001, the remaining $3.7 million has been included in the "Interest and other income" line item in our Consolidated Statements of Operations for the year ended December 31, 2004. In addition, approximately $2.6 million of the accrued liability related to the COPI bankruptcy was reversed in December 2004 resulting in a reduction in the amounts included in the "Other expenses" line item in our Consolidated Statements of Operations.

      On January 19, 2005, the bankruptcy plan became effective upon COPI's providing notification to the bankruptcy court that all conditions to effectiveness had been satisfied. Following the effectiveness of the bankruptcy plan, Crescent issued 184,075 common shares to the stockholders of COPI in satisfaction of our final obligation under the agreement with COPI. The common shares were valued at approximately $3.0 million in accordance with the terms of our agreement with COPI and the provisions of the bankruptcy plan. As stockholders of COPI, certain of Crescent's trust managers and executive officers, as a group, received an aggregate of 25,426 common shares.

23. BEHAVIORAL HEALTHCARE PROPERTIES

      On March 31, 2004, we sold our last remaining behavioral healthcare property. The sale generated proceeds, net of selling costs, of approximately $2.0 million and a net loss of approximately $0.3 million. This property was wholly-owned.

      This table presents the dispositions of behavioral healthcare properties by year including the number of properties sold, net proceeds received, loss on sales and impairments recognized. Depreciation has not been recognized since the dates the behavioral healthcare properties were classified as held for sale.


(dollars in  NUMBER OF
 millions)   PROPERTIES                 GAIN
    YEAR        SOLD     NET PROCEEDS  (LOSS)  IMPAIRMENTS(2)
-----------  ----------  ------------  ------  --------------
    2004          1       $   2.0      $(0.3)    $       -
    2003          6          11.2(1)       -           4.8
    2002          3           4.6          -           3.2

-------------------------
(1) The sale of one property on February 27, 2003 also generated a note receivable in the amount of $0.7 million, with interest only payments beginning March 2003, through maturity in February 2005. The note was repaid in February 2005.

(2) The impairment charges represent the difference between the carrying values and the estimated sales prices less the costs of the sales for all properties held for sale during the respective year.

24. SUBSEQUENT EVENTS

CANYON RANCH

      On January 18, 2005, we contributed the Canyon Ranch Tucson, our 50% interest and our preferred interest in CR Las Vegas, LLC, and our 30% interest in CR License, L.L.C., CR License II, L.L.C., CR Orlando LLC and CR Miami LLC, to two newly formed entities, CR Spa, LLC and CR Operating, LLC. In exchange, we received a 48% common equity interest in each new entity. The remaining 52% interest in these entities is held by the founders of Canyon Ranch, who contributed their interests in CR Las Vegas, LLC, CR License II, L.L.C., CR Orlando LLC and CR Miami LLC and the resort management contracts. In addition, we sold the Canyon Ranch Lenox Destination Resort Property to a subsidiary of CR Operating, LLC. The founders of Canyon Ranch sold their interest in CR License, L.L.C. to a subsidiary of CR Operating, LLC. As a result of these transactions, the new entities own the following assets: Canyon Ranch Tucson, Canyon Ranch Lenox, Canyon Ranch SpaClub at the Venetian Resort in Las Vegas, Canyon Ranch SpaClub on the Queen Mary 2 ocean liner, Canyon Ranch Living Community in Miami, Florida, Canyon Ranch SpaClub at The Gaylord Palms Resort in Kissimmee, Florida, and the Canyon Ranch trade names and trademarks.

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. Richard E. Rainwater, Crescent's Chairman of the Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. At the end of this period, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. The units are redeemable after seven years. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox Destination Resort Properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the Properties and to pay down our credit facility.

      In connection with this transaction, we have agreed to indemnify the founders regarding the tax treatment of this transaction, not to exceed $2.5 million, and other matters. We believe there is a remote likelihood that payment will ever be made related to these indemnities.

OFFICE JOINT VENTURE

      On February 24, 2005, we contributed 1301 McKinney Street and an adjacent parking garage, subject to the Morgan Stanley Mortgage Capital Inc. Note, to a limited partnership in which we have a 23.85% interest, a fund advised by JPM has a 60% interest and GE has a 16.15% interest. The property was valued at $106.0 million and the transaction generated net proceeds to us of approximately $33.4 million which were used to and pay down our credit facility. We have no commitment to reinvest the cash proceeds back into the joint venture. None of the mortgage financing at the joint venture level is guaranteed by us.

OFFICE ACQUISITION

      On February 7, 2005, we acquired The Exchange Building, a 295,525 square foot Class A office property located in Seattle, Washington. We acquired the office property for approximately $52.5 million, funded by a draw on our credit facility. This property is wholly-owned and will be included in our Office Segment.

OFFICE DISPOSITION

      On February 7, 2005, we completed the sale of Albuquerque Plaza Office Property in Albuquerque, New Mexico. The sale generated proceeds, net of selling costs, of approximately $34.7 million and a gain of approximately $1.8 million. The proceeds from the sale were used primarily to pay down the Bank of America Fund XII Term Loan. This property was wholly-owned.

OTHER REAL ESTATE INVESTMENTS

      On February 7, 2005, we completed a $34.5 million mezzanine loan in which we immediately sold a 50% participating interest for $17.25 million. The loan is secured by ownership interests in an entity that owns an office property in New York, New York. The loan bears interest at LIBOR plus 775 basis points with an interest-only term until maturity in March 2007, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report

         INTERNAL CONTROL OVER FINANCIAL REPORTING. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, as appropriate, and effected by our employees, including management and Crescent's Board of Trust Managers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:

   - pertain to the maintenance of records that accurately and fairly reflect the transactions and dispositions of our assets in reasonable detail;

   - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with the authorization procedures we have established; and

   - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.

      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that our design will succeed in achieving its stated goals under all potential future conditions. Over time, our current controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

      SCOPE OF THE EVALUATIONS. The evaluations by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures and our internal control over financial reporting included a review of procedures and our internal audit, as well as discussions with our Disclosure Committee, independent public accountants and others in our organization, as appropriate. In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The evaluation of our disclosure controls and procedures and our internal control over financial reporting is done on a quarterly basis, so that the conclusions concerning the effectiveness of such controls can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Our internal control over financial reporting is also assessed on an ongoing basis by personnel in our accounting department and by our independent auditors in connection with their audit and review activities.

      The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal control over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information is important both for the evaluation generally and because the
Section 302 certifications require that our Chief Executive Officer and our Chief Financial Officer disclose that information to the Audit Committee of Crescent's Board of Trust Managers and our independent auditors and also require us to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board's Auditing Standard No. 2, a "significant deficiency" is a "control deficiency," or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A "control deficiency" exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A "material weakness" is defined in Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

      PERIODIC EVALUATION AND CONCLUSION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report.

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL Reporting. We made no changes to our internal control over financial reporting during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of Crescent Real Estate Equities Limited Partnership and subsidiaries, including Crescent Finance Company, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our employees, including management and Crescent's Board of Trust Managers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our fair presentation of published financial statements have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

      A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      Based on our assessment, management believes that, as of December 31, 2004, our internal control over financial reporting was not effective as a result of material weaknesses identified at our two Canyon Ranch Resort Properties.

Canyon Ranch Resort Properties

      Management has identified material weaknesses at our two Canyon Ranch Resort Properties with respect to the internal controls in place at December 31, 2004. These Properties are managed by a third party under separate management agreements. As of December 31, 2004, we owned 100% of the two Canyon Ranch Resort Properties, which represents approximately 3% of our total assets and 9% of our total revenues. The nature of each of the material weaknesses in our internal control over financial reporting is described below.

      With respect to the financial statement close process for the Canyon Ranch Resort Properties, management believes that certain ineffective controls at December 31, 2004 constitute a material weakness. The ineffective controls include (i) inadequate reviews to ensure accuracy and completeness of recorded amounts, (ii) inadequate reconciliation of account balances to supporting details and subledgers, and (iii) inadequate segregation of duties.

      With respect to recording purchases, expenditures, accounts payable and cash disbursements at the Canyon Ranch Resort Properties, management believes that certain ineffective controls at December 31, 2004 constitute a material weakness. The ineffective controls identified include (i) inadequate segregation of duties, (ii) inadequate review and approval for purchases, (iii) inadequate review of bank reconciliations, and (iv) inadequate controls to identify whether liabilities and expenses are recorded or accrued in the proper period.

      With respect to recording revenue, accounts receivable and cash receipts at the Canyon Ranch Resort Properties, management believes that certain ineffective controls at December 31, 2004 constitute a material weakness. The in effective controls include (i) inadequate reviews to ensure accuracy and completeness of recorded amounts, (ii) inadequate review of bank reconciliations, and (iii) inadequate review of reconciliation of daily sales receipts to the supporting details.

      The Partnership's material weaknesses described above affect all of the significant financial statement accounts at the Canyon Ranch Resort Properties.

      Ernst & Young LLP, the independent public accountants who audited the financial statements included in this Annual Report on Form 10-K, have issued an attestation report on management's assessment of our internal control over financial reporting, which appears on page 124 of this Annual Report on Form 10-K.

REMEDIATION STEPS TO ADDRESS MATERIAL WEAKNESS

      The two Canyon Ranch Resort Properties are managed by a third party under separate management agreements. For the years ended December 31, 2004, 2003 and 2002, the two Canyon Ranch Resort Properties received an unqualified opinion on their financial statements. There were no adjustments recorded in the financial statements for these periods as a result of the material weakness and no indication of fraud during these periods. Further, the Canyon Ranch Resort Management team, which has managed the properties since 1979, had designed their control system based on their evaluation of the relative costs and benefits of particular controls, taking into account that they operate in a non-Sarbanes-Oxley compliance environment. On January 18, 2005, we contributed a portion of our interests in these properties to a newly formed joint venture. As a result, we now have a 48% interest in an entity that owns these two properties and will no longer consolidate them. We originally expected to complete this transaction prior to December 31, 2004; therefore, the two Canyon Ranch Resort Properties were excluded from the original plan for compliance testing and evaluation. When it became apparent that the transaction might not close prior to year-end, management completed an evaluation of the design of controls over significant accounts noting the material weaknesses. The Canyon Ranch Resort Properties management team has implemented a plan to address the ineffective controls discussed above and plan to perform the following:

      - Present a detailed plan to remediate the material weaknesses to the newly-formed joint venture board of directors

      - Hire additional accounting staff to mitigate the lack of segregation of duties

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Director of Crescent Real Estate Equities, Ltd.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Crescent Real Estate Equities Limited Partnership and subsidiaries (the "Partnership") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified for the Canyon Ranch Resort Properties, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and directors of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

With respect to the financial statement close process for the Partnership's two Canyon Ranch Resort Properties, certain ineffective controls at December 31, 2004 constitute a material weakness. The ineffective controls include (i) inadequate reviews to ensure accuracy and completeness of recorded amounts, (ii) inadequate reconciliation of account balances to supporting details and subledgers, and (iii) inadequate segregation of duties.

With respect to recording purchases, expenditures, accounts payable and cash disbursements at the Partnership's two Canyon Ranch Resort Properties, certain ineffective controls at December 31, 2004 constitute a material weakness. The ineffective controls include (i) inadequate segregation of duties, (ii) inadequate review and approval for purchases, (iii) inadequate performance of bank reconciliations, and (iv) inadequate controls to identify whether liabilities and expenses are recorded or accrued in the proper period.

With respect to recording revenue, accounts receivable and cash receipts at the Partnership's two Canyon Ranch Resort Properties, certain ineffective controls at December 31, 2004 constitute a material weakness. The ineffective controls include (i) inadequate reviews to ensure input accuracy and completeness, (ii) inadequate performance of bank reconciliations, and (iii) inadequate performance of reconciliation of daily sales receipts to the supporting details. The Partnership's material weaknesses described above affect all of the significant financial statement accounts at the Canyon Ranch Resort Properties. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 14, 2005 on those financial statements.

In our opinion, management's assessment that Crescent Real Estate Equities Limited Partnership and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Crescent Real Estate Equities Limited Partnership and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

                                                        ERNST & YOUNG LLP

Dallas, Texas
March 14, 2005

ITEM 9B. OTHER INFORMATION

      Not applicable.

                                    PART III

      Certain information required in Part III is omitted from this Report. Crescent will file a definitive proxy statement with the SEC not later than 120 days after the end of the fiscal year covered by this Report, and certain information to be included in the Proxy Statement is incorporated into this Report by reference. Only those sections of the Proxy Statement which specifically address the items set forth in this Report are incorporated by reference. The Compensation Committee Report and the Performance Graph included in the Proxy Statement are not incorporated by reference into this Report.

ITEM 10. TRUST MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information this Item requires is incorporated by reference to the Proxy Statement to be filed with the SEC for Crescent's annual shareholders' meeting to be held in May 2005.

ITEM 11. EXECUTIVE COMPENSATION

      The information this Item requires is incorporated by reference to the Proxy Statement to be filed with the SEC for Crescent's annual shareholders' meeting to be held in May 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information this Item requires is incorporated by reference to the Proxy Statement to be filed with the SEC for Crescent's annual shareholders' meeting to be held in May 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information this Item requires is incorporated by reference to the Proxy Statement to be filed with the SEC for Crescent's annual shareholders' meeting to be held in May 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information this Item requires is incorporated by reference to the Proxy Statement to be filed with the SEC for Crescent's annual shareholders' meeting to be held in May 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

         Report of Independent Registered Public Accounting Firm

         Crescent Real Estate Equities Limited Partnership Consolidated Balance Sheets at December 31, 2004 and 2003.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Partners' Capital for the years ended December 31, 2004, 2003 and 2002.

         Crescent Real Estate Equities Limited Partnership Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

         Crescent Real Estate Equities Limited Partnership Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules and Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons

         Financial Statement Schedules

         Schedule III - Crescent Real Estate Equities Limited Partnership Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 2004.

         All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated statements.

         Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons

         The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties Company, L.P., and The Woodlands Operating Company, L.P.

Report of Independent Auditors..............................    134

Combined Balance Sheets at December 31, 2003
and 2002....................................................    135

Combined Statements of Earnings and Comprehensive Income
for the years ended December 31, 2003 and 2002..............    136

Combined Statement of Changes in Partners' Equity
(Deficit) for the years ended December 31, 2003 and 2002 ...    137

Combined Statements of Cash Flows for the years ended
December 31, 2003 and 2002..................................    138

Notes to Combined Financial Statements......................    139

(a)(3)   Exhibits

         The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)      Exhibits

         See Item 15(a)(3) above.

(c) Financial Statement Schedules and Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons

The financial statement schedules and financial statements listed in Item 15(a)(2) are included below.

                                                                    SCHEDULE III

                CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
        CONSOLIDATED REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                             (dollars in thousands)

                                                                                       Costs
                                                                                    Capitalized       Impairment
                                                                                   Subsequent to      to Carrying
                                                              Initial Costs(1)      Acquisition          Value
                                                       --------------------------  ----------------  -------------
                                                                                   Land, Buildings,   Buildings,
                                                                                     Improvements,   Improvements,
                                                                                      Furniture,      Furniture,
                                                                    Buildings and    Fixtures and    Fixtures and
                      Description                         Land      Improvements      Equipment        Equipment      Land
-----------------------------------------------------  -----------  -------------  ----------------  -------------  ----------
The Citadel, Denver, CO                                $     1,803  $      17,259  $          2,002  $           -  $    1,803
Carter Burgess Plaza, Fort Worth, TX                         1,375         66,649            26,626              -       1,375
The Crescent Office Towers, Dallas, TX (3)                   6,723        153,383          (160,106)             -           -
MacArthur Center I & II, Irving, TX                            704         17,247               796              -         880
125. E. John Carpenter Freeway, Irving, TX                   2,200         48,744             8,582              -       2,200
Regency Plaza One, Denver, CO                                  950         31,797             4,047              -         950
The Avallon, Austin, TX                                        475         11,207            11,090              -       1,069
Waterside Commons, Irving, TX                                3,650         20,135             6,414              -       3,650
Two Renaissance Square, Phoenix, AZ                              -         54,412             5,863              -           -
Liberty Plaza I & II, Dallas, TX (4)                         1,650         15,956           (13,306)        (4,300)          -
Denver Marriott City Center, Denver, CO (5)                      -         50,364            12,741              -           -
707 17th Street, Denver, CO                                      -         56,593            13,402              -           -
Spectrum Center, Dallas, TX                                  2,000         41,096            15,609              -       2,000
Ptarmigan Place, Denver, CO (4)                              3,145         28,815           (31,358)          (602)          -
Stanford Corporate Centre, Dallas, TX                            -         16,493             8,042         (1,200)          -
Barton Oaks Plaza One, Austin, TX                              900          8,207             1,305              -         900
The Aberdeen, Dallas, TX                                       850         25,895             1,035              -         850
12404 Park Central, Dallas, TX (4)                           1,604         14,504           (11,458)        (4,650)          -
Briargate Office and
   Research Center, Colorado Springs, CO                     2,000         18,044             2,644              -       2,000
Park Hyatt Beaver Creek, Avon, CO                           10,882         40,789            21,654              -      10,882
Albuquerque Plaza, Albuquerque, NM (6)                           -         36,667             3,369              -         101
Hyatt Regency Albuquerque, Albuquerque, NM (7)                   -         32,241           (32,241)             -           -
Sonoma Mission Inn & Spa, Sonoma, CA                        10,000         44,922            44,408              -      10,000
Canyon Ranch, Tucson, AZ                                    10,609         43,038            22,932              -      13,955
3333 Lee Parkway, Dallas, TX                                 1,450         13,177             2,437              -       1,468
Greenway I & IA, Richardson, TX                              1,701         15,312             2,019              -       1,701
Frost Bank Plaza, Austin, TX                                     -         36,019             4,380              -           -
301 Congress Avenue, Austin, TX                              2,000         41,735            10,184              -       2,000
Chancellor Park, San Diego, CA                               8,028         23,430            (4,514)             -       2,328
Canyon Ranch, Lenox, MA                                      4,200         25,218            22,538              -       4,200
Greenway Plaza Office & Hotel Portfolios,
   Houston, TX                                              29,232        184,765           110,815              -      27,228
1800 West Loop South, Houston, TX (4)                        4,165         40,857           (28,622)       (16,400)          -
55 Madison, Denver, CO                                       1,451         13,253             1,831              -       1,451
44 Cook, Denver, CO                                          1,451         13,253             2,805              -       1,451
Trammell Crow Center, Dallas, TX (3)                        25,029        137,320          (162,349)             -           -
Greenway II, Richardson, TX                                  1,823         16,421             6,114              -       1,823
Fountain Place, Dallas, TX (3)                              10,364        103,212          (113,576)             -           -
Behavioral Healthcare Facilities (8)                        89,000        301,269          (260,073)      (130,196)          -
Houston Center, Houston, TX (3)                             25,003        224,041          (249,044)             -           -
Ventana Country Inn, Big Sur, CA                             2,782         26,744             7,630              -       2,569
5050 Quorum, Dallas, TX (4)                                    898          8,243            (8,141)        (1,000)          -
Addison Tower, Dallas, TX (4)                                  830          7,701            (8,531)             -           -
Palisades Central I, Dallas, TX                              1,300         11,797             1,542              -       1,300
Palisades Central II, Dallas, TX                             2,100         19,176             3,601              -       2,100
Stemmons Place, Dallas, TX                                       -         37,537             4,750              -           -
The Addison, Dallas, TX                                      1,990         17,998             1,499              -       1,990
Sonoma Golf Course, Sonoma, CA                              14,956              -             9,409         (4,354)     15,405
Austin Centre,  Austin, TX                                   1,494         36,475             3,259              -       1,494
Omni Austin Hotel,  Austin, TX                               2,409         56,670             2,687              -       2,409
Post Oak Central, Houston, TX (3)                           15,525        139,777          (155,302)             -           -
Datran Center, Miami, FL                                         -         71,091             6,210              -           -
Avallon Phase II,  Austin, TX                                1,102         23,401           (11,391)             -         640
Plaza Park Garage, Fort Worth, TX                            2,032         14,125               613              -       2,032
Johns Manville Plaza, Denver, CO                             9,128         74,937             3,989              -       9,128
The Colonnade, Coral Gables, FL                              2,600         39,557               240              -       2,600
Hughes Center, Las Vegas, NV (9)                            29,106        177,547             8,429              -      29,106
Desert Mountain Development Corp.(10)                      120,907         60,487             5,890              -     114,611
Crescent Resort Development, Inc. (10)                     367,647         23,357            55,789              -     396,647
Mira Vista Development Company (10)                          3,059          2,234             1,471              -       2,051
Houston Area Development Corporation (10)                    2,740              -            (1,725)             -       1,015
Crescent Plaza Phase I, Dallas, TX (10)                      6,962              -             9,586              -       6,962
JPI Multi-family Investment Luxury Apartments,
   Deedham, MA                                              17,095              -             3,007              -      20,102
Dupont Center, Irvine, CA (11)                              10,000         34,661               344              -      10,000
The Alhambra Miami, FL (11)                                  5,500         52,316             1,848              -       5,500
One Live Oak, Atlanta, GA (11)                               3,800         22,729                 -              -       3,800
1301 McKinney, Houston, TX (11)                              5,600         72,408                 -              -       5,600

                                                Buildings,                                                          Life on Which
                                               Improvements,                                                        Depreciation in
                                                Furniture,                                                          Latest Income
                                               Fixtures and               Accumulated      Date of     Acquisition   Statement Is
                      Description                Equipment      Total     Depreciation  Construction       Date        Computed
---------------------------------------------- ------------- -----------  ------------  ------------   -----------  ---------------
The Citadel, Denver, CO                        $     19,261  $    21,064  $    (13,264)     1987           1987          (2)
Carter Burgess Plaza, Fort Worth, TX                 93,275       94,650       (41,750)     1982           1990          (2)
The Crescent Office Towers, Dallas, TX (3)                -            -             -      1985           1993          (2)
MacArthur Center I & II, Irving, TX                  17,867       18,747        (6,049)   1982/1986        1993          (2)
125. E. John Carpenter Freeway, Irving, TX           57,326       59,526       (15,103)     1982           1994          (2)
Regency Plaza One, Denver, CO                        35,844       36,794        (8,996)     1985           1994          (2)
The Avallon, Austin, TX                              21,703       22,772        (4,586)     1986           1994          (2)
Waterside Commons, Irving, TX                        26,549       30,199        (6,161)     1986           1994          (2)
Two Renaissance Square, Phoenix, AZ                  60,275       60,275       (15,796)     1990           1994          (2)
Liberty Plaza I & II, Dallas, TX (4)                      -            -             -    1981/1986        1994          (2)
Denver Marriott City Center, Denver, CO (5)          63,105       63,105       (18,342)     1982           1995          (2)
707 17th Street, Denver, CO                          69,995       69,995       (16,023)     1982           1995          (2)
Spectrum Center, Dallas, TX                          56,705       58,705       (13,600)     1983           1995          (2)
Ptarmigan Place, Denver, CO (4)                           -            -             -      1984           1995          (2)
Stanford Corporate Centre, Dallas, TX                23,335       23,335        (6,825)     1985           1995          (2)
Barton Oaks Plaza One, Austin, TX                     9,512       10,412        (2,431)     1986           1995          (2)
The Aberdeen, Dallas, TX                             26,930       27,780        (9,571)     1986           1995          (2)
12404 Park Central, Dallas, TX (4)                        -            -             -      1987           1995          (2)
Briargate Office and
   Research Center, Colorado Springs, CO             20,688       22,688        (4,503)     1988           1995          (2)
Park Hyatt Beaver Creek, Avon, CO                    62,443       73,325       (17,413)     1989           1995          (2)
Albuquerque Plaza, Albuquerque, NM (6)               39,935       40,036        (9,331)     1990           1995          (2)
Hyatt Regency Albuquerque, Albuquerque, NM (7)            -            -             -      1990           1995          (2)
Sonoma Mission Inn & Spa, Sonoma, CA                 89,330       99,330       (13,278)     1927           1996          (2)
Canyon Ranch, Tucson, AZ                             62,624       76,579       (18,008)     1980           1996          (2)
3333 Lee Parkway, Dallas, TX                         15,596       17,064        (3,446)     1983           1996          (2)
Greenway I & IA, Richardson, TX                      17,331       19,032        (3,295)     1983           1996          (2)
Frost Bank Plaza, Austin, TX                         40,399       40,399        (9,435)     1984           1996          (2)
301 Congress Avenue, Austin, TX                      51,919       53,919       (12,567)     1986           1996          (2)
Chancellor Park, San Diego, CA                       24,616       26,944        (5,075)     1988           1996          (2)
Canyon Ranch, Lenox, MA                              47,756       51,956       (13,164)     1989           1996          (2)
Greenway Plaza Office & Hotel Portfolios,
   Houston, TX                                      297,584      324,812       (75,637)   1969-1982        1996          (2)
1800 West Loop South, Houston, TX (4)                     -            -             -      1982           1997          (2)
55 Madison, Denver, CO                               15,084       16,535        (3,463)     1982           1997          (2)
44 Cook, Denver, CO                                  16,058       17,509        (3,740)     1984           1997          (2)
Trammell Crow Center, Dallas, TX (3)                      -            -             -      1984           1997          (2)
Greenway II, Richardson, TX                          22,535       24,358        (3,973)     1985           1997          (2)
Fountain Place, Dallas, TX (3)                            -            -             -      1986           1997          (2)
Behavioral Healthcare Facilities (8)                      -            -             -    1983-1989        1997          (2)
Houston Center, Houston, TX (3)                           -            -             -    1974-1983        1997          (2)
Ventana Country Inn, Big Sur, CA                     34,587       37,156        (7,098)   1975-1988        1997          (2)
5050 Quorum, Dallas, TX (4)                               -            -             -    1980/1986        1997          (2)
Addison Tower, Dallas, TX (4)                             -            -             -    1980/1986        1997          (2)
Palisades Central I, Dallas, TX                      13,339       14,639        (2,630)   1980/1986        1997          (2)
Palisades Central II, Dallas, TX                     22,777       24,877        (5,011)   1980/1986        1997          (2)
Stemmons Place, Dallas, TX                           42,287       42,287        (8,842)   1980/1986        1997          (2)
The Addison, Dallas, TX                              19,497       21,487        (3,833)   1980/1986        1997          (2)
Sonoma Golf Course, Sonoma, CA                        4,606       20,011          (635)     1929           1998          (2)
Austin Centre,  Austin, TX                           39,734       41,228        (7,305)     1986           1998          (2)
Omni Austin Hotel,  Austin, TX                       59,357       61,766       (12,385)     1986           1998          (2)
Post Oak Central, Houston, TX (3)                         -            -             -    1974-1981        1998          (2)
Datran Center, Miami, FL                             77,301       77,301       (13,499)   1986-1992        1998          (2)
Avallon Phase II,  Austin, TX                        12,472       13,112        (1,106)     1997            -            (2)
Plaza Park Garage, Fort Worth, TX                    14,738       16,770        (2,484)     1998            -            (2)
Johns Manville Plaza, Denver, CO                     78,926       88,054        (4,821)     1978           2002          (2)
The Colonnade, Coral Gables, FL                      39,797       42,397        (1,540)     1989           2003          (2)
Hughes Center, Las Vegas, NV (9)                    185,976      215,082        (7,632)   1986-1999        2003          (2)
Desert Mountain Development Corp.(10)                72,673      187,284       (38,051)       -            2002          (2)
Crescent Resort Development, Inc. (10)               50,146      446,793        (4,672)       -            2002          (2)
Mira Vista Development Company (10)                   4,713        6,764          (887)       -            2003          (2)
Houston Area Development Corporation (10)                 -        1,015             -        -            2003          (2)
Crescent Plaza Phase I, Dallas, TX (10)               9,586       16,548             -        -            2002          (2)
JPI Multi-family Investment Luxury Apartments,
   Deedham, MA                                            -       20,102             -        -            2004          (2)
Dupont Center, Irvine, CA (11)                       35,005       45,005          (959)     1986           2004          (2)
The Alhambra Miami, FL (11)                          54,164       59,664          (704)   1961-1987        2004          (2)
One Live Oak, Atlanta, GA (11)                       22,729       26,529             -      1981           2004          (2)
1301 McKinney, Houston, TX (11)                      72,408       78,008             -      1982           2004          (2)

                                                                    SCHEDULE III

                                                                                       Costs
                                                                                    Capitalized       Impairment
                                                                                   Subsequent to      to Carrying
                                                              Initial Costs(1)      Acquisition          Value
                                                       --------------------------  ----------------  -------------
                                                                                   Land, Buildings,   Buildings,
                                                                                     Improvements,   Improvements,
                                                                                      Furniture,      Furniture,
                                                                    Buildings and    Fixtures and    Fixtures and
                      Description                         Land      Improvements      Equipment        Equipment      Land
-----------------------------------------------------  -----------  -------------  ----------------  -------------  ----------
Peakview Tower, Denver, CO (11)                              7,100         25,483                 -              -       7,100
Land held for development or sale, Houston, TX (12)         49,420              -           (26,581)             -      22,839
Land held for development or sale, Dallas, TX               27,288              -            (9,516)             -      17,772
Land held for development or sale, Las Vegas, NV (13)       10,000                                -              -      10,000
Crescent Real Estate Equities L.P.                               -              -            23,834           (660)          -
Other                                                       18,588         11,351             4,976              -      12,512
                                                       -----------  -------------  ----------------  -------------  ----------
Total                                                  $ 1,010,375  $   3,151,541  $       (751,547) $    (163,362) $  803,549
                                                       ===========  =============  ================  =============  ==========

                                        Buildings,                                                           Life on Which
                                       Improvements,                                                         Depreciation in
                                        Furniture,                                                           Latest Income
                                       Fixtures and                Accumulated      Date of     Acquisition   Statement Is
            Description                  Equipment       Total     Depreciation  Construction       Date        Computed
----------------------------------     -------------  -----------  ------------  ------------   -----------  ---------------
Peakview Tower, Denver, CO (11)               25,483       32,583             -      2001           2004          (2)
Land held for development or sale,
Houston, TX (12)                                   -       22,839             -        -              -           (2)
Land held for development or sale,
Dallas, TX                                         -       17,772             -        -              -           (2)
Land held for development or sale,
Las Vegas, NV (13)                                 -       10,000             -        -            2004          (2)
Crescent Real Estate Equities L.P.            23,174       23,174        (6,608)       -             -            (2)
Other                                         22,403       34,915        (2,871)       -             -            (2)
                                       -------------  -----------  ------------
Total                                  $   2,443,458  $ 3,247,007  $   (508,398)
                                       =============  ===========  ============

---------------------------
(1) Initial costs include purchase price, excluding any purchase price adjustments related to SFAS 141 intangibles, and any costs associated with closing of the Property.

(2) Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

    Building and improvements            5 to 46 years
    Tenant improvements                  Terms of leases
    Furniture, fixtures, and equipment   3 to 5 years

(3) We contributed this property into a partnership in which we retained a 24% equity interest.

(4) This Office Property was sold during the year ended December 31, 2004.

(5) As of April 1, 2004, Denver Marriott was held for sale, and is included in Discontinued Operations in our consolidated financial statements. Depreciation expense has not been recognized since the date this Property was held for sale.

(6) As of December 31, 2004, Albuquerque Plaza was held for sale, and is included in Discontinued Operations in our consolidated financial statements.

(7) This Hotel Property was sold during the year ended December 31, 2004.

(8) This Behavioral Healthcare Property was sold on March 31, 2004.

(9) These Office Properties were acquired in during the years ended December 31, 2003 and 2004.

(10) Land and cost capitalized subsequent to acquisition includes property under development and is net of residential development cost of sales.

(11) This Office Property was acquired during the year ended December 31, 2004.

(12) On August 16, 2004, we sold 2.5 acres of land located in Houston, Texas. On December 17, 2004, we sold 5.3 acres also located in Houston, Texas.

(13) This Land was acquired during the year ended December 31, 2004.

A summary of combined real estate investments and accumulated depreciation is as follows:

                                        2004             2003          2002
                                     -----------    ------------   -----------
Real estate investments:
   Balance, beginning of year        $ 3,842,819    $  3,841,882   $ 3,428,757
      Acquisitions                       437,359          93,239        92,542
      Improvements                       153,636         184,884       625,203
      Dispositions                    (1,178,941)       (247,122)     (301,390)
      Impairments                         (7,866)        (30,064)       (3,230)
                                     -----------    ------------   -----------
   Balance, end of year              $ 3,247,007    $  3,842,819   $ 3,841,882
                                     ===========    ============   ===========
Accumulated Depreciation:
   Balance, beginning of year        $   689,618    $    743,046   $   648,834
      Depreciation                       141,354         137,536       129,122
      Dispositions                      (322,574)       (190,964)      (34,910)
                                     -----------    ------------   -----------
   Balance, end of year              $   508,398    $    689,618   $   743,046
                                     ===========    ============   ===========

COMBINED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION

The Woodlands Land Development Company, L.P.,
The Woodlands Commercial Properties Company, L.P., and
The Woodlands Operating Company, L.P.
Years ended December 31, 2003 and 2002

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

          Combined Financial Statements and Other Financial Information

                     Years ended December 31, 2003 and 2002


                                    CONTENTS

Report of Independent Auditors....................................................134

Audited Combined Financial Statements

Combined Balance Sheets...........................................................135
Combined Statements of Earnings and Comprehensive Income..........................136
Combined Statements of Changes in Partners' Equity (Deficit)......................137
Combined Statements of Cash Flows.................................................138
Notes to Combined Financial Statements............................................139


Other Financial Information

Report of Independent Auditors on Other Financial Information.....................163

Combining Balance Sheets..........................................................164
Combining Statements of Earnings (Loss) and Comprehensive Income (Loss)...........166
Combining Statements of Changes in Partners' Equity (Deficit).....................168
Combining Statements of Cash Flows................................................169

                         Report of Independent Auditors

To the Executive Committee of
  The Woodlands Land Development Company, L.P.,
  The Woodlands Commercial Properties Company, L.P., and
  The Woodlands Operating Company, L.P.

We have audited the accompanying combined balance sheets of The Woodlands Land Development Company, L.P., The Woodlands Commercial Properties Company, L.P., and The Woodlands Operating Company, L.P., Texas limited partnerships, (collectively, the "Companies"), as of December 31, 2003 and 2002, and the related combined statements of earnings and comprehensive income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Companies at December 31, 2003 and 2002, and the combined results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


February 9, 2004

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                             Combined Balance Sheets


                                                       DECEMBER 31
                                                    2003         2002
                                                 ----------   ----------
                                                  (Dollars in Thousands)
ASSETS
Cash and cash equivalents                        $   14,045   $   24,995
Trade receivables                                     9,186       12,721
Receivables from affiliates                             625          101
Inventory                                             2,231        1,986
Prepaid and other current assets                      3,843        4,570
Notes and contracts receivable                       31,254       29,414
Real estate                                         491,552      517,424
Properties held for sale                                 --        8,882
Other assets                                         11,939       11,672
                                                 ----------   ----------
                                                 $  564,675   $  611,765
                                                 ==========   ==========

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities       $   30,001   $   51,317
  Payables to affiliates                              5,353        5,249
  Credit facility                                   280,000      285,000
  Debt related to properties held for sale               --        8,001
  Other debt                                         59,882       57,932
  Deferred revenue                                   27,792       23,601
  Other liabilities                                  14,666       15,021
  Notes payable to partners                          25,000       25,000
                                                 ----------   ----------
                                                    442,694      471,121

Commitments and contingencies

Partners' equity                                    121,981      140,644
                                                 ----------   ----------
                                                 $  564,675   $  611,765
                                                 ==========   ==========


See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

            Combined Statements of Earnings and Comprehensive Income


                                                         YEAR ENDED DECEMBER 31
                                                          2003            2002
                                                       ----------      ----------
                                                         (Dollars in Thousands)
Revenues:
      Residential lot sales                            $   78,708      $   84,429
      Commercial land sales                                27,331          59,713
      Gain on sale of properties                            1,415          48,920
      Hotel and country club operations                    68,470          55,614
      Other                                                24,365          26,274
                                                       ----------      ----------
                                                          200,289         274,950

Costs and expenses:
      Residential lot cost of sales                        34,841          38,607
      Commercial land cost of sales                        10,993          19,579
      Hotel and country club operations                    67,597          48,950
      Operating expenses                                   44,686          41,668
      Depreciation and amortization                        14,232          12,804
                                                       ----------      ----------
                                                          172,349         161,608
                                                       ----------      ----------
Operating earnings                                         27,940         113,342

Other (income) expense:
      Interest expense                                     19,476          21,127
      Interest capitalized                                 (9,749)        (12,458)
      Amortization of debt costs                            2,270           2,248
      Net gain on involuntary conversion                     (659)             --
      Other                                                  (104)          2,333
                                                       ----------      ----------
                                                           11,234          13,250
                                                       ----------      ----------

Earnings from continuing operations                        16,706         100,092

Discontinued operations:
       Gain on disposal of discontinued operations          8,098              --
       Gain from discontinued operations                    1,202           2,271
                                                       ----------      ----------

Net earnings                                               26,006         102,363

Other comprehensive income:
      Gain on interest rate swap                            1,534             392
                                                       ----------      ----------
Comprehensive income                                   $   27,540      $  102,755
                                                       ==========      ==========


See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

          Combined Statements of Changes in Partners' Equity (Deficit)


                                                THE          CRESCENT REAL                                                 TWC
                                              WOODLANDS     ESTATE EQUITIES     CRESWOOD      WOCOI       TWC LAND      COMMERCIAL
                                                LAND            LIMITED       DEVELOPMENT,  INVESTMENT   DEVELOPMENT    PROPERTIES,
                                            COMPANY, INC.     PARTNERSHIP        L.L.C.      COMPANY         L.P.           L.P.
                                            -------------   ---------------   ------------  ----------   ------------   -----------
                                                                                                          (Dollars in Thousands)
Balance, December 31, 2001                  $      42,939   $        26,006   $        627  $   (4,158)  $         --   $        --
      Distributions                               (37,687)          (18,675)        (4,950)         --             --            --
      Net earnings (loss)                          29,138            20,323          5,287      (1,672)            --            --
      Comprehensive income                            206                --             --          --             --            --
                                            -------------   ---------------   ------------  ----------   ------------   -----------
Balance, December 31, 2002                         34,596            27,654            964      (5,830)            --            --
      Distributions                               (19,386)           (4,150)        (1,100)         --             --            --
      Net earnings (loss)                          11,001             5,105          1,353      (3,805)            --            --
      Comprehensive income                            644               127             34          --             --            --
      Sale of Crescent's interest to Rouse
        (Note 1)                                  (26,855)          (28,736)        (1,251)      9,635         26,855        29,987
                                            -------------   ---------------   ------------  ----------   ------------   -----------
Balance, December 31, 2003                  $          --   $            --   $         --  $       --   $     26,855   $    29,987
                                            =============   ===============   ============  ==========   ============   ===========


                                               TWC
                                            OPERATING      MS/TWC JOINT
                                               L.P.           VENTURE        MS TWC, INC.         TOTAL
                                            ---------      ------------      ------------      -----------
Balance, December 31, 2001                  $      --      $     86,963      $      1,540      $   153,917
      Distributions                                --           (53,556)           (1,160)        (116,028)
      Net earnings (loss)                          --            48,266             1,021          102,363
      Comprehensive income                         --               183                 3              392
                                            ---------      ------------      ------------      -----------
Balance, December 31, 2002                         --            81,856             1,404          140,644
      Distributions                                --           (21,105)             (462)         (46,203)
      Net earnings (loss)                          --            12,092               260           26,006
      Comprehensive income                         --               714                15            1,534
      Sale of Crescent's interest to Rouse
        (Note 1)                               (9,635)               --                --               --
                                            ---------      ------------      ------------      -----------
Balance, December 31, 2003                  $  (9,635)     $     73,557      $      1,217      $   121,981
                                            =========      ============      ============      ===========

See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                        Combined Statements of Cash Flows


                                                                YEAR ENDED DECEMBER 31
                                                                 2003            2002
                                                              ----------      ----------
                                                                 (Dollars in Thousands)
OPERATING ACTIVITIES
Net earnings                                                  $   26,006      $  102,363
Adjustments to reconcile net earnings to cash provided by
 operating activities:
   Other comprehensive income                                      1,534             392
   Cost of land sold                                              45,834          58,186
   Land development capital expenditures                         (39,503)        (39,412)
   Depreciation and amortization                                  14,741          13,340
   Amortization of debt costs                                      2,270           2,248
   Gain on discontinued operations                                (8,098)             --
   Gain on sale of properties                                     (1,415)        (48,920)
   Increase in notes and contracts receivable                     (1,840)         (3,546)
   Other liabilities and deferred revenue                          3,836           6,456
   Other                                                           7,538           4,492
   Changes in operating assets and liabilities:
     Trade receivables, inventory, and prepaid assets              4,017          (6,909)
     Other assets                                                 (2,127)         (5,593)
     Accounts payable, accrued liabilities, and net
       payables with affiliates                                  (21,736)          9,816
                                                              ----------      ----------
Cash provided by operating activities                             31,057          92,913

INVESTING ACTIVITIES
Capital expenditures                                             (13,618)        (67,800)
Proceeds from sale of property                                    20,940          53,031
                                                              ----------      ----------
Cash provided by (used in) investing activities                    7,322         (14,769)

FINANCING ACTIVITIES
Distributions to partners                                        (46,203)       (116,028)
Debt borrowings                                                    5,268          93,769
Debt repayments                                                   (8,394)        (40,462)
                                                              ----------      ----------
Cash used in financing activities                                (49,329)        (62,721)
                                                              ----------      ----------

(Decrease) increase in cash and cash equivalents                 (10,950)         15,423
Cash and cash equivalents, beginning of year                      24,995           9,572
                                                              ----------      ----------
Cash and cash equivalents, end of year                        $   14,045      $   24,995
                                                              ==========      ==========


See accompanying notes.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                     Notes to Combined Financial Statements

                           December 31, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONTROL

The Woodlands Land Development Company, L.P. ("Woodlands Development"), The Woodlands Commercial Properties Company, L.P. ("Woodlands Commercial"), and The Woodlands Operating Company, L.P. ("Woodlands Operating"), Texas limited partnerships (together "The Woodlands Partnerships"), are owned by entities controlled by The Rouse Company ("Rouse") and Morgan Stanley Real Estate Fund II, L.P. ("Morgan Stanley"). Woodlands Development and Woodlands Commercial are successors to The Woodlands Corporation. Prior to July 31, 1997, The Woodlands Corporation was a wholly owned subsidiary of Mitchell Energy & Development Corp. On July 31, 1997, The Woodlands Corporation was acquired by Crescent Real Estate Equities Limited Partnership ("Crescent") and Morgan Stanley. On December 31, 2003, Crescent sold its interest in The Woodlands Partnerships to Rouse.

Woodlands Operating and its subsidiary, WECCR General Partnership ("WECCR GP"), manage assets owned by Woodlands Commercial and Woodlands Development as described in Note 8. In July 2000, Woodlands Development and Woodlands Commercial established subsidiaries, Woodlands VTO 2000 Land, L.P. ("VTO Land"), and Woodlands VTO 2000 Commercial, L.P. ("VTO Commercial"), to own and operate certain commercial properties in The Woodlands. These subsidiaries purchased certain commercial properties owned by Woodlands Development and Woodlands Commercial. In June 2001, Woodlands Development established a subsidiary, The Woodlands Hotel, L.P. ("the Hotel"), to construct and operate a hotel in The Woodlands.

PRINCIPLES OF COMBINATION

The combined financial statements include the accounts of The Woodlands Partnerships and are combined due to common ownership in certain cases and management. All significant transactions and accounts between The Woodlands Partnerships are eliminated in combination. The Woodlands Partnerships follow the equity method of accounting for their investments in 20% to 50% owned entities.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS

The Woodlands Partnerships' real estate activities are concentrated in The Woodlands, a planned community located north of Houston, Texas. Consequently, these operations and the associated credit risks may be affected, either positively or negatively, by changes in economic conditions in this geographical area. Activities associated with The Woodlands Partnerships include residential and commercial land sales and the construction, operation, and management of office and industrial buildings, apartments, golf courses, and two hotel facilities.

REAL ESTATE

Costs associated with the acquisition and development of real estate, including holding costs consisting principally of interest and ad valorem taxes, are capitalized as incurred. Capitalization of such holding costs is limited to properties for which active development continues. Capitalization ceases upon completion of a property or cessation of development activities. Where practicable, capitalized costs are specifically assigned to individual assets; otherwise, costs are allocated based on estimated values of the affected assets.

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the years ended December 31, 2003 and 2002, there were no impairments recognized.

REVENUE RECOGNITION

Staff Accounting Bulletin No. 104 ("SAB 104") provides interpretive guidance on the proper revenue recognition, presentation, and disclosure in financial statements. The Woodlands Partnerships have reviewed their revenue recognition policies and determined that they are in compliance with accounting principles generally accepted in the United States and the related interpretive guidance set forth in SAB 104.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LAND SALES

Earnings from sales of real estate are recognized when a third-party buyer has made an adequate cash down payment and has attained the attributes of ownership. Notes received in connection with land sales are discounted when the stated purchase prices are significantly different from those that would have resulted from similar cash transactions. The cost of land sold is generally determined as a specific percentage of the sales revenues recognized for each land development project. The percentages are based on total estimated development costs and sales revenues for each project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue, and related development cost.

SALES OF COMMERCIAL PROPERTIES

Sales of commercial properties are accounted for under the accrual method when certain criteria are met. Gains or losses are recognized when a significant down payment has been made, the earnings process is complete, and the collection of any remaining receivables is reasonably assured.

LEASE REVENUE

Commercial properties are leased to third-party tenants generally involving multi-year terms. These leases are accounted for as operating leases. See Note 3 for further discussion.

DEPRECIATION

Depreciation of operating assets is recorded on the straight-line method over the estimated useful lives of the assets. Useful lives range predominantly from 15 to 40 years for land improvements and buildings, 3 to 20 years for leasehold improvements, and 3 to 10 years for furniture, fixtures, and equipment. Property and equipment are carried at cost less accumulated depreciation. Costs incurred for computer software developed for internal use are capitalized for application development activities.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

Advertising costs are charged to operations when incurred. For the years ended December 31, 2003 and 2002, advertising costs totaled $4,407,000 and $5,686,000, respectively.

DEFERRED FINANCING COSTS

Costs incurred to obtain debt financing are deferred and amortized over the estimated term of the related debt using the interest method.

INCOME TAXES

Woodlands Development, Woodlands Commercial, and Woodlands Operating are not income tax-paying entities, and all income and expenses are reported by the partners for tax reporting purposes. No provision for federal income taxes is included in the accompanying combined financial statements for these entities. Effective March 1, 2002, WECCR GP elected to be classified as an association taxable as a corporation for federal income tax purposes. Accordingly, federal income tax has been provided. For state purposes, WECCR GP is a partnership, and no state tax has been provided for. WECCR GP had no foreign operations.

The tax returns, the qualification of The Woodlands Partnerships for tax purposes, and the amount of distributable partnership income or loss are subject to examination by federal taxing authorities. If such examinations result in changes with respect to partnership qualification or in changes to distributable partnership income or loss, the tax liability of the partners could be changed accordingly.

INVENTORY

Inventory is carried at the lower of cost or market and consists primarily of golf-related clothing and equipment sold at golf course pro shops and food and beverages sold at the hotel facilities in The Woodlands. Cost is determined based on a first-in, first-out method.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS

Short-term investments with maturities of three months or less when purchased are considered to be cash equivalents. Debt borrowings and repayments with initial terms of three months or less are reported net. For the years ended December 31, 2003 and 2002, The Woodlands Partnerships paid interest totaling $19,760,000 and $20,827,000, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior year's combined financial statements to conform with classifications used in the current year.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others. This Interpretation requires a guarantor to recognize, at the inception of a guarantee issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken for issuing the guarantee. Adoption of this Interpretation did not have a material impact on The Woodlands Partnerships' results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities. This Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Prior to the issuance of this Interpretation, entities were generally consolidated by an enterprise when it had a controlling interest through ownership of a majority voting interest. This Interpretation applies immediately to entities created after January 31, 2003, and with respect to variable interests held prior to that date, The Woodlands Partnerships will apply the Interpretation beginning in 2005, when required for nonpublic entities. The Woodlands Partnerships do not have any variable interests with entities created after January 31, 2003, and are in the process of evaluating their investments in variable interest entities created prior to that date. Adoption of this Interpretation is not expected to have a material impact on The Woodlands Partnerships' results of operations or financial position.

2. NOTES AND CONTRACTS RECEIVABLE

Notes receivable are carried at cost, net of discounts. At December 31, 2003 and 2002, Woodlands Development held notes and contracts receivable totaling $31,054,000 and $29,048,000, respectively, including amounts related to utility district receivables totaling $27,746,000 and $27,904,000, respectively. During 2003 and 2002, Woodlands Development sold $7,000,000 and $13,885,000, respectively, of its utility district receivables to a financial institution under a factoring agreement and recorded a retained interest related to these receivables of $324,000 and $1,305,000, respectively, which is included in the utility district receivables. The retained interest was calculated using a discount rate of 5% and assumes the receivables are collected in three years. Woodlands Development recorded a discount of $215,000 and $600,000 on these factorings during the years ended December 31, 2003 and 2002, respectively. Utility district receivables, the collection of which is dependent on the ability of utility districts in The Woodlands to sell bonds, have a market interest rate of approximately 4.75% at December 31, 2003. Other notes receivable totaling $3,308,000 bear interest at an average rate of 6.1%. Maturities for 2004 through 2008 and thereafter are $186,000, $201,000, $217,000, $230,000, $-0-, and $2,474,000, respectively.

At December 31, 2003 and 2002, Woodlands Commercial held notes receivable totaling $200,000 and $366,000, respectively. The notes receivable have stated interest rates between prime plus .5% and prime plus 1.5%, with a yield of approximately 5.5% at December 31, 2003. The remaining $200,000 note at December 31, 2003, has no stated maturity.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


3. REAL ESTATE

The following is a summary of real estate (in thousands):

                                    DECEMBER 31
                                2003            2002
                             ----------      ----------
Land                         $  276,756      $  284,452
Commercial properties           260,749         248,586
Equity investments                4,331           9,781
Other assets                      6,586          20,510
                             ----------      ----------
                                548,422         563,329
Accumulated depreciation        (56,870)        (45,905)
                             ----------      ----------
                             $  491,552      $  517,424
                             ==========      ==========

LAND

The principal land development is The Woodlands, a mixed-use, master-planned community located north of Houston, Texas. Residential land is divided into eight villages in various stages of development. Each village has or is planned to contain a variety of housing, neighborhood retail centers, schools, parks, and other amenities. Woodlands Development controls the development of the residential communities and produces finished lots for sale to qualified builders. Housing is constructed in a wide range of pricing and product styles.

Commercial land is divided into distinct centers that serve or are planned to serve as locations for office buildings, retail and entertainment facilities, industrial and warehouse facilities, research and technology facilities, and college and training facilities. Woodlands Development produces finished sites for third parties or for its own building development activities.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


3. REAL ESTATE (CONTINUED)

COMMERCIAL PROPERTIES

Commercial and industrial properties owned or leased by The Woodlands Partnerships are leased to third-party tenants. At December 31, 2003 and 2002, the net book value of assets under operating leases totaled $24,722,000 and $34,379,000, respectively. Lease terms, including renewal periods, range from 1 to 26 years with an average remaining term of 3 years. Contingent rents include pass-throughs of incremental operating costs. Minimum future lease revenues from noncancelable operating leases and subleases exclude contingent rentals that may be received under certain lease agreements. Tenant rents include rent for noncancelable operating leases, cancelable leases, and month-to-month rents and are included in other revenue. For the years ended December 31, 2003 and 2002, tenant rents totaled $8,589,000 and $9,180,000, respectively. For the years ended December 31, 2003 and 2002, contingent rents totaled $2,315,000 and $2,496,000, respectively. Minimum future lease rentals for 2004 through 2008 and thereafter total $6,616,000, $3,560,000, $2,962,000, $2,438,000, $1,586,000, and
$1,013,000, respectively.

During 2002, The Woodlands Partnerships sold commercial properties for $37,000,000 and recognized as other revenue a gain on sale of properties of $11,507,000.

PROPERTIES HELD FOR SALE AND DISCONTINUED OPERATIONS

In December 2002, a subsidiary of Woodlands Commercial acquired the limited partner interests in two partnerships for which Woodlands Commercial is the general partner. These properties, with a carrying value of $8,882,000, were classified as properties held for sale on the combined balance sheet at December 31, 2002. Woodlands Commercial sold these properties in July 2003 for $16.2 million and recognized a gain of $6,186,000. Other partnerships in which Woodlands Commercial holds an equity interest sold their assets during 2003. Woodlands Commercial recognized $2,774,000 as its share of the gain from the sales. In December 2003, Woodlands Development sold a commercial property for $8.4 million and recognized a loss of $862,000 on the sale.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


3. REAL ESTATE (CONTINUED)

In October 2003, The Woodlands Partnerships contracted with third parties to provide property management, leasing and related functions that were previously provided by in-house staff. The Woodlands Partnerships recorded termination benefits of $505,000 that are included in "operating expenses" in the summary of discontinued operations below for the year ended December 31, 2003.

A summary of the gain from discontinued operations for the years ended December 31, 2003 and 2002, follows (in thousands):

                                               2003           2002
                                            ----------     ----------
Revenues                                    $   10,189     $   10,790
Operating expenses                               8,187          7,983
Depreciation                                       509            536
                                            ----------     ----------
Operating earnings                               1,493          2,271
Interest expense (based on direct debt)            291             --
                                            ----------     ----------
Net gain                                    $    1,202     $    2,271
                                            ==========     ==========

4. EQUITY INVESTMENTS

During 2003, The Woodlands Partnerships' principal partnership and corporation interests included the following:

                                            OWNERSHIP             NATURE OF OPERATIONS
                                            ---------       ---------------------------------
Woodlands Development:
  Stewart Title of Montgomery County, Inc.     50%          Title company
Woodlands Commercial:
  The Woodlands Mall Associates (sold in
    December 2002)                             50%          Regional mall in The Woodlands
  Woodlands Office Equities -'95 Limited       25%          Office buildings in The Woodlands

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


4. EQUITY INVESTMENTS (CONTINUED)

Other partnerships own various commercial properties, all of which are located in The Woodlands. Woodlands Operating provides various management and leasing services to these affiliated entities on the same terms and conditions as those of unrelated third parties. The Woodlands Partnerships' net investment in each of these entities is included in the real estate caption on the combined balance sheets and their shares of these entities' pretax earnings is included in other revenues on the combined statements of earnings and comprehensive income. A summary of The Woodlands Partnerships' net investment as of December 31, 2003 and 2002 and their share of pretax earnings for the years then ended follows (in thousands):

                                                                       2003           2002
                                                                    ----------     ----------
Net investment:
      Stewart Title of Montgomery County, Inc.                      $    1,109     $    1,350
      Woodlands Office Equities - '95 Limited                            2,908          6,681
      Others, that own properties in The Woodlands                         314          1,750
                                                                    ----------     ----------
                                                                    $    4,331     $    9,781
                                                                    ==========     ==========


                                                                       2003           2002
                                                                    ----------     ----------
Equity in pretax earnings:
      Stewart Title of Montgomery County, Inc.                      $      584     $      609
      Woodlands Mall Associates (sold in December 2002)                     --          1,677
      Woodlands Office Equities - '95 Limited                              185            711
      Others, that own properties in The Woodlands                         245            294
                                                                    ----------     ----------
                                                                    $    1,014     $    3,291
                                                                    ==========     ==========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


4. EQUITY INVESTMENTS (CONTINUED)

Summarized financial statement information for partnerships and a corporation in which The Woodlands Partnerships' have an equity ownership interest at December 31, 2003 and 2002, and for the years then ended follows (in thousands):

                                                                          2003           2002
                                                                       ----------     ----------
Assets                                                                 $   49,503     $   72,758
Debt payable to third parties:
      The Woodlands Partnerships' proportionate share:
          Recourse to The Woodlands Partnerships                            3,314          4,024
          Nonrecourse to The Woodlands Partnerships                         2,429          4,911
      Other parties' proportionate share, of which $9,595 combined
        was guaranteed by The Woodlands Partnerships                       21,135         25,939
Notes payable to The Woodlands Partnerships                                    --            116
Accounts payable and deferred credits                                       2,695          1,675
Owners' equity                                                             19,930         36,093

Revenues                                                                   23,190         52,256
Operating earnings                                                         12,968         26,886
Pretax earnings                                                            10,974         17,466
The Woodlands Partnerships' share of pretax earnings                        1,014          3,291

Woodlands Commercial has guaranteed mortgage debt of its unconsolidated affiliates totaling $12,909,000 and $14,733,000 at December 31, 2003 and 2002, respectively. These guarantees reduce in varying amounts through 2017 and would require payments only in the event of default on payment by the respective debtors. Woodlands Commercial believes that the likelihood is remote that payments will be required under these guarantees.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


4. EQUITY INVESTMENTS (CONTINUED)

In December 2002, Woodlands Commercial sold its interest in The Woodlands Mall Associates for $43,400,000 and recognized as gain on sale of properties of $33,628,000.

5. DEBT

A summary of The Woodlands Partnerships' outstanding debt at December 31, 2003 and 2002, follows (in thousands):

                                                2003           2002
                                             ----------     ----------
Bank credit agreement                        $  280,000     $  285,000
Subsidiaries' credit agreements                  46,443         42,823
Debt related to properties held for sale             --          8,001
Mortgages payable                                13,439         15,109
                                             ----------     ----------
                                             $  339,882     $  350,933
                                             ==========     ==========

BANK CREDIT AGREEMENT

In November 2002, Woodlands Development and Woodlands Commercial renegotiated their existing bank credit agreement. The new bank credit agreement consists of a $300 million term loan and a $100 million revolving credit loan. The credit agreement has a three-year term expiring in November 2005 with two one-year extension options for the term loan and a one year extension option for the revolving loan. At December 31, 2003 and 2002, $100,000,000 was available to be borrowed under the revolving credit agreement. The interest rate, based on the London Interbank Offered Rate plus a margin, is approximately 4.4% at December 31, 2003. Interest is paid monthly. Commitment fees, based on .25% of the unused commitment, totaled $109,000 and $126,000 for the years ended December 31, 2003 and 2002, respectively. The credit agreement contains certain restrictions that, among other things, require the maintenance of specified financial ratios, restrict indebtedness and sale, lease or transfer of certain assets, and limit the right of Woodlands Development and Woodlands Commercial to merge with other companies and make distributions to their partners. At December 31, 2003, Woodlands Development and Woodlands Commercial were

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


5. DEBT (CONTINUED)

in compliance with their debt covenants. Certain assets of Woodlands Development and Woodlands Commercial, including cash, receivables, commercial properties and equity investments in joint ventures and partnerships, secure the credit agreement. Mandatory debt maturities for 2004 and 2005 are $22,500,000 and $257,500,000, respectively. Payments may be made by Woodlands Development or Woodlands Commercial or both at their option. In addition to stipulated principal payments, principal payments are also required based on distributions to Rouse and Morgan Stanley and certain covenant tests. Prepayments can also be made at the discretion of Woodlands Development and Woodlands Commercial. Prepayments on the term loan are subject to a prepayment penalty of up to 1%.

At December 31, 2003, Woodlands Development and Woodlands Commercial had interest rate swap agreements with two commercial banks to reduce the impact of increases in interest rates on their bank credit agreement. The interest swap agreements effectively limits their interest rate exposure on the notional amount of $100,000,000 to LIBOR rates of 1.735%. The interest swap agreements expire July 3, 2006. Woodlands Development and Woodlands Commercial are exposed to credit loss in the event of nonperformance by the other parties. However, management does not anticipate nonperformance by the other parties.

SUBSIDIARIES' CREDIT AGREEMENTS

VTO Land and VTO Commercial entered into a $67,500,000 credit agreement that had a three-year term expiring in October 2003 with two one-year extension options. The first one-year extension option was exercised. The interest rate, based on the London Interbank Offered Rate plus a margin, is approximately 3.2% and 3.4% at December 31, 2003 and 2002, respectively. Interest is paid monthly. At December 31, 2003 and 2002, the outstanding balance was $5,836,000 and $6,944,000, respectively, for VTO Land and $2,845,000 and $3,385,000, respectively, for VTO Commercial. The credit agreement contains certain restrictions that, among other things, require the maintenance of specified financial ratios and restrict indebtedness and leasing. At December 31, 2003, VTO Land and VTO Commercial were in compliance with their debt covenants. Certain assets of the subsidiaries secure the agreement. Debt maturities for 2004 are $8,681,000. VTO Land, VTO Commercial or both may make payments at their option.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


5. DEBT (CONTINUED)

Prior to 2002, VTO Land and VTO Commercial had entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on their credit agreement. The interest cap effectively limited the interest rate exposure on a notional amount of $33,750,000 to a maximum rate of 1%. The interest cap agreement matured in October 2003 and was not renewed.

The Woodlands Hotel, L.P., a subsidiary of Woodlands Development, has a $39,000,000 revolving credit agreement to finance the construction of a hotel. This agreement matures in December 2005. At December 31, 2003 and 2002, the outstanding balance was $37,762,000 and $32,494,000, respectively. The interest rate, based on the London Interbank Offered Rate plus a margin, is approximately 4.1% at December 31, 2003. Interest is paid monthly. No principal payments are due until 2005. The credit agreement contains certain restrictions that, among other things, restrict indebtedness and leasing. At December 31, 2003, The Woodlands Hotel, L.P., was in compliance with its debt covenants. Certain assets of the subsidiary secure the agreement, and Woodlands Development and Woodlands Commercial have guaranteed repayment of the loan.

DERIVATIVES

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, establish accounting and reporting standards for derivative instruments and hedging activities. Derivative instruments are recorded on the balance sheet at fair value by "marking-to-market" all derivatives at period-end. Changes in fair value are recorded as an increase or decrease in partners' equity through either comprehensive income or net earnings, depending on the facts and circumstances with respect to the derivatives and their documentation. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document and assess the effectiveness of transactions that receive hedge accounting. To the extent that changes in market values are initially recorded in other comprehensive income, such changes reverse out and are recorded in net earnings in the same period in which the hedged item affects earnings. During 2003, The Woodlands

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


5. DEBT (CONTINUED)

Partnerships recorded a $1,534,000 gain in other comprehensive income related to hedges. During 2002, The Woodlands Partnerships recorded a $119,000 loss in net earnings and a $392,000 gain in other comprehensive income related to hedges.

DEBT RELATED TO PROPERTIES HELD FOR SALE

The debt consisted of two mortgages related to the properties held for sale discussed in Note 3. The mortgages had an average interest rate of 6.8%. The mortgages were repaid when the two apartment properties were sold in July 2003.

MORTGAGES PAYABLE

The mortgages payable have an average interest rate of 5.9%. Debt maturities for 2004 through 2008 and thereafter total $646,000, $1,676,000, $636,000,
$3,556,000, $6,824,000, and $101,000, respectively. Mortgages payable are all secured by certain tracts of land.

6. NOTES PAYABLE TO PARTNERS

Woodlands Development has notes payable to its partners totaling $25,000,000. The notes bear interest at 15%. Interest is payable quarterly. All outstanding balances are due in 2007. These notes are subordinate to the bank credit agreement and mortgages payable described above.

7. COMMITMENTS AND CONTINGENCIES

CONTINGENT LIABILITIES

The Woodlands Partnerships had contingent liabilities consisting of letters of credit and guarantees at December 31, 2003 and 2002, totaling approximately $9,694,000 and $12,559,000, and $7,721,000 and $7,869,000, respectively. The letters of credit act as guarantee of payment to third parties in accordance with specified terms and conditions. The guarantees consist primarily of loan guarantees and would require payment only in the event of default by the debtors.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES

The Woodlands Partnerships have various noncancelable facilities and equipment lease agreements that provide for aggregate future payments of approximately $36,965,000. Included in this amount is $9,650,000 for a capital lease of a convention center facility adjoining a hotel owned by a subsidiary of Woodlands Development. The lease has a 99-year term expiring in 2101. The present value of the lease payments, $1,755,000, is included in other liabilities in the accompanying combining balance sheet at December 31, 2003. Other lease terms extend to 2009 and have an average remaining term of six years. Minimum rentals for the years subsequent to December 31, 2003, total approximately (in thousands):

               CAPITAL
                LEASES        OPERATING LEASES         TOTAL
               --------     ---------------------     --------
2004           $    151     $  4,735     $    613     $  5,499
2005                144        5,006          665        5,815
2006                142        4,745          660        5,547
2007                100        4,113          460        4,673
2008                100        2,869          460        3,429
Thereafter        9,400        2,243          359       12,002
               --------     --------     --------     --------
               $ 10,037     $ 23,711     $  3,217     $ 36,965
               ========     ========     ========     ========

Rental expense for operating leases for the years ended December 31, 2003 and 2002, were $4,979,000 and $4,922,000, respectively.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL ACTIONS

The Woodlands Partnerships are a party to claims and legal actions arising in the ordinary course of their business and to recurring examinations by the Internal Revenue Service and other regulatory agencies. Management believes, after consultation with outside counsel, that adequate financial statement accruals have been provided for all known litigation contingencies where losses are deemed probable. Based on the status of other cases, The Woodlands Partnerships are unable to determine a range of such possible additional losses, if any, that might be incurred. The Woodlands Partnerships believe it is not probable that the ultimate resolution of these actions will have a material adverse effect on their financial position, results of operations, and cash flows.

8. RELATED-PARTY TRANSACTIONS

Woodlands Operating provides services to Woodlands Development and Woodlands Commercial under management and advisory services agreements. These agreements are automatically renewed annually. Woodlands Development and Woodlands Commercial pay Woodlands Operating a management and advisory fee equal to cost plus 3%. In addition, they reimburse Woodlands Operating for all costs and expenses incurred on their behalf. For the years ended December 31, 2003 and 2002, Woodlands Operating recorded revenues of $12,496,000 and $13,337,000, respectively, for services provided to Woodlands Development and $4,212,000 and $4,795,000, respectively, for services provided to Woodlands Commercial. These revenues are eliminated in the accompanying combined financial statements.

Woodlands Operating, through WECCR GP, leases The Woodlands Conference Center and Country Club ("the Facilities") from Woodlands Commercial. The Facilities are operated by WECCR GP and consist of a 416-room hotel, conference center, country clubs, and golf and tennis facilities. The lease agreement has an eight-year term ending July 31, 2005. WECCR GP operates the Facilities and pays Woodlands Commercial a base rent of $750,000 per month and a quarterly percentage rent based on the gross receipts of the Facilities. For the years ended December 31, 2003 and 2002, rent under the lease agreement totaled $12,453,000 and $14,315,000, respectively, which has been eliminated in the accompanying combined financial statements. In 2002, WECCR GP contracted with an affiliate of Morgan

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


8. RELATED-PARTY TRANSACTIONS (CONTINUED)

Stanley to manage the Facilities for a management fee equal to 2.5% of cash receipts, as defined in the agreement. During 2003 and 2002, the management fee totaled $1,232,000 and $1,089,000, respectively.

In 1999, Woodlands Development purchased approximately 1,000 acres of land in The Woodlands from Woodlands Commercial for $33,090,000, the then-current fair market value, which approximated the carrying cost. The transaction consisted of cash and a $26,000,000 note. The remaining balance was repaid in 2002. For the year ended December 31, 2002, interest totaled $80,000. Interest is eliminated in the accompanying combined financial statements.

9. PARTNERS' EQUITY

Rouse's ownership interests in The Woodlands Partnerships are through TWC Land Development L.P., TWC Commercial Properties L.P., and TWC Operating L.P. Morgan Stanley's ownership interests are through MS/TWC Joint Venture and MS TWC, Inc. The partners' percentage interests are summarized below:

                                           GENERAL PARTNER INTEREST     LIMITED PARTNER INTEREST
                                           ------------------------     ------------------------
Woodlands Development:
      TWC Land Development L.P.                      42.5%                         --
      MS/TWC Joint Venture                             --                        56.5%
      MS TWC, Inc.                                    1.0%                         --
Woodlands Commercial:
      TWC Commercial Properties L.P.                  1.0%                       41.5%
      MS/TWC Joint Venture                             --                        56.5%
      MS TWC, Inc.                                    1.0%                         --
Woodlands Operating:
      TWC Operating L.P.                             42.5%                         --
      MS/TWC Joint Venture                             --                        56.5%
      MS TWC, Inc.                                    1.0%                         --

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


9. PARTNERS' EQUITY (CONTINUED)

The partnership agreements for each of the partnerships provide, among other things, the following:

 (i) Woodlands Development, Woodlands Commercial, and Woodlands Operating are each governed by an Executive Committee composed of equal representation from their respective general partners.

 (ii) Net income and losses from operations are currently allocated based on the payout percentages discussed below. A reclassification of approximately $730,000 has been made to the 2002 income allocation for Woodlands Operating between the Morgan Stanley and Crescent partners to reflect the achievement in 2001 of the payout percentages discussed below.

 (iii) Distributions are made by The Woodlands Partnerships to the partners based on specified payout percentages and include cumulative preferred returns to Morgan Stanley's affiliates. The payout percentage to Morgan Stanley's affiliates is 57.5% until the affiliates receive distributions on a combined basis equal to their capital contributions and a 12% cumulative preferred return compounded quarterly. Then, the payout percentage to Morgan Stanley's affiliates is 50.5% until the affiliates receive distributions equal to their capital contributions and an 18% cumulative preferred return compounded quarterly. Thereafter, the payout percentage to Morgan Stanley's affiliates is 47.5%. During 2001, Morgan Stanley's affiliates received sufficient cumulative distributions from The Woodlands Partnerships to exceed Morgan Stanley's affiliates' capital contributions plus cumulative returns of 18%. Accordingly, Morgan Stanley's affiliates are currently receiving a payout percentage of 47.5%, and Rouse's affiliates are receiving 52.5% from The Woodlands Partnerships.

 (iv) The Woodlands Partnerships will continue to exist until December 31, 2040, unless terminated earlier due to specified events.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


9. PARTNERS' EQUITY (CONTINUED)

 (v) No additional partners may be admitted to The Woodlands Partnerships unless specific conditions in the partnership agreements are met. Partnership interests may be transferred to affiliates of Rouse or Morgan Stanley. Rouse has the right of first refusal to buy the partnership interests of the Morgan Stanley affiliates at the same terms and conditions offered to a third-party purchaser or sell its affiliates' interests to the same third-party purchaser.

 (vi) Rouse and Morgan Stanley have the right to offer to purchase the other partner's affiliates' partnership interests in the event of failure to make specified capital contributions or a specified default by the other. Specified defaults include bankruptcy, breach of partnership covenants, transfer of partnership interests except as permitted by the partnership agreements, and fraud or gross negligence.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of The Woodlands Partnerships' financial instruments as of December 31, 2003 and 2002, approximated their carrying amounts, with the exception of the notes payable to partners for Woodlands Development, which had an estimated fair value of $31,000,000 and $33,000,000, respectively.

Fair values of notes and contracts receivable were estimated by discounting future cash flows using interest rates at which similar loans currently could be made for similar maturities to borrowers with comparable credit ratings. Fair values of fixed-rate, long-term debt were based on current interest rates offered to The Woodlands Partnerships for debt with similar remaining maturities. For floating-rate debt obligations, carrying amounts and fair values were assumed to be equal because of the nature of these obligations. The carrying amounts of The Woodlands Partnerships' other financial instruments approximate their fair values.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


11. EMPLOYEE PLANS

DEFINED CONTRIBUTION PLAN

Woodlands Operating has a 401(k) defined contribution plan that is available to all full-time employees who meet specified service requirements. The plan is administered by a third party. Contributions to the plan are based on a match of employee contributions up to a specified limit. For the years ended December 31, 2003 and 2002, Woodlands Operating contributions totaled approximately $700,000 each year.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Woodlands Operating has deferred compensation arrangements for a select group of management employees that provide the opportunity to defer a portion of their cash compensation. Woodlands Operating's obligations under this plan are unsecured general obligations to pay in the future the value of the deferred compensation adjusted to reflect the performance of its investments, whether positive or negative, of selected measurement options, chosen by each participant, during the deferral period. Woodlands Operating has established trust accounts on behalf of the participating employees totaling $2,233,000 and $1,822,000 that are included in other assets at December 31, 2003 and 2002, respectively.

INCENTIVE PLANS

Woodlands Operating instituted an incentive compensation plan for certain employees in 2001. The plan is unfunded and while certain payments are made currently, a portion of these payments is deferred and will be paid based on a vesting period of up to three years. For the years ended December 31, 2003 and 2002, expenses recognized by The Woodlands Partnerships under this plan totaled $2,026,000 and $3,883,000, respectively.

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


12. INCOME TAXES

The income tax benefit for the years ended December 31, 2003 and 2002, is as follows (in thousands):

                                           2003            2002
                                        ----------      ----------
Current federal income tax benefit      $       --      $       --
Deferred federal income tax benefit         (7,176)         (4,371)
                                        ----------      ----------
Total federal income tax benefit            (7,176)         (4,371)
Valuation allowance                          7,176           4,371
                                        ----------      ----------
Total tax benefit                       $       --      $       --
                                        ==========      ==========

The income tax benefit reflected in the statements of earnings and comprehensive income differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes as follows (in thousands):

                                                    2003       2002
                                                  --------   --------
Federal income tax benefit at statutory rate      $ (2,827)  $   (629)
Woodlands Operating income not subject to tax           --       (496)
WECCR GP partnership income not subject to tax          --       (167)
Meals and entertainment                                 22         22
Change in tax status                                    --     (3,101)
Change in valuation allowance                        2,805      4,371
                                                  --------   --------
                                                  $     --   $     --
                                                  ========   ========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

               Notes to Combined Financial Statements (continued)


12. INCOME TAXES (CONTINUED)

Deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of WECCR GP's assets and liabilities and for operating loss carryforwards. Significant components of WECCR GP's net deferred tax asset are as follows (in thousands):

                                           DECEMBER 31
                                      2003            2002
                                   ----------      ----------
Deferred tax asset:
      Deferred initiation fees     $    3,044      $    3,441
      Net operating loss                4,062             792
      Other                               149             206
                                   ----------      ----------
                                        7,255           4,439

Deferred tax liabilities                   79              68
                                   ----------      ----------
Gross deferred tax asset                7,176           4,371
Valuation allowance                    (7,176)         (4,371)
                                   ----------      ----------
Net deferred tax asset             $       --      $       --
                                   ==========      ==========

WECCR GP has net operating loss carryforwards of $3,270,000 and $792,000 at December 31, 2003 and 2002, respectively, which begin to expire in the year 2022.

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, management has provided a valuation allowance of $7,176,000 and $4,371,000 at December 31, 2003 and 2002, respectively, due to uncertainties regarding the realizations of certain deferred tax assets in future periods.

                           OTHER FINANCIAL INFORMATION

          Report of Independent Auditors on Other Financial Information

To the Executive Committee of
  The Woodlands Land Development Company, L.P.,
  The Woodlands Commercial Properties Company, L.P., and
  The Woodlands Operating Company, L.P.

Our audits were conducted for the purpose of forming an opinion on the combined financial statements taken as a whole. The accompanying combining balance sheets as of December 31, 2003 and 2002, and the related combining statements of earnings (loss) and comprehensive income (loss), changes in partners' equity (deficit), and cash flows for the years then ended, are presented for purposes of additional analysis and are not a required part of the combined financial statements. Such information has been subjected to the auditing procedures applied in our audits of the combined financial statements, and in our opinion, is fairly stated in all material respects in relation to the combined financial statements taken as a whole.

                                          /s/ Ernst & Young LLP

February 9, 2004

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                Combining Balance Sheets as of December 31, 2003


                                                 THE WOODLANDS     THE WOODLANDS
                                                     LAND           COMMERCIAL       THE WOODLANDS
                                                  DEVELOPMENT       PROPERTIES         OPERATING
                                                 COMPANY, L.P.     COMPANY, L.P.     COMPANY, L.P.      ELIMINATIONS     COMBINED
                                                 -------------     -------------     -------------      ------------     --------
                                                                                (Dollars in Thousands)
ASSETS
Cash and cash equivalents                        $       5,033     $       4,988     $       4,024      $         --     $ 14,045
Trade receivables                                        2,730               515             5,941                --        9,186
Receivables from affiliates                                 --            15,011             2,953            17,339          625
Inventory                                                  485                --             1,746                --        2,231
Prepaid and other current assets                         1,284             1,249             1,310                --        3,843
Notes and contracts receivable                          31,054               200                --                --       31,254
Real estate                                            374,523           115,079             1,950                --      491,552
Properties held for sale                                    --                --                --                --           --
Other assets                                             7,573             1,976             2,390                --       11,939
                                                 -------------     -------------     -------------      ------------     --------
                                                 $     422,682     $     139,018     $      20,314      $     17,339     $564,675
                                                 =============     =============     =============      ============     ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
      Accounts payable and accrued liabilities   $      16,173     $       1,953     $      11,875      $         --     $ 30,001
      Payables to affiliates                             1,568             6,464            14,660            17,339        5,353
      Credit facility                                  225,000            55,000                --                --      280,000
      Debt related to properties held for sale              --                --                --                --           --
      Other debt                                        57,037             2,845                --                --       59,882
      Deferred revenue                                  17,663                --            10,129                --       27,792
      Other liabilities                                  8,679             3,512             2,475                --       14,666
      Notes payable to partners                         25,000                --                --                --       25,000
                                                 -------------     -------------     -------------      ------------     --------
                                                       351,120            69,774            39,139            17,339      442,694

Commitments and contingencies

Partners' equity (deficit)                              71,562            69,244           (18,825)               --      121,981
                                                 -------------     -------------     -------------      ------------     --------
                                                 $     422,682     $     139,018     $      20,314      $     17,339     $564,675
                                                 =============     =============     =============      ============     ========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

                Combining Balance Sheets as of December 31, 2002

                                                THE WOODLANDS     THE WOODLANDS
                                                    LAND           COMMERCIAL       THE WOODLANDS
                                                 DEVELOPMENT       PROPERTIES         OPERATING
                                                COMPANY, L.P.     COMPANY, L.P.     COMPANY, L.P.      ELIMINATIONS     COMBINED
                                                -------------     -------------     -------------      ------------     --------
                                                                               (Dollars in Thousands)
ASSETS
Cash and cash equivalents                       $      15,289     $       5,816     $       3,890      $         --     $ 24,995
Trade receivables                                       2,455             4,683             5,583                --       12,721
Receivables from affiliates                             6,785             4,561             7,051            18,296          101
Inventory                                                 212                --             1,774                --        1,986
Prepaid and other current assets                        1,399             1,272             1,899                --        4,570
Notes and contracts receivable                         29,048               366                --                --       29,414
Real estate                                           388,587           126,257             2,580                --      517,424
Properties held for sale                                   --             8,882                --                --        8,882
Other assets                                            7,035             2,617             2,020                --       11,672
                                                -------------     -------------     -------------      ------------     --------
                                                $     450,810     $     154,454     $      24,797      $     18,296     $611,765
                                                =============     =============     =============      ============     ========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accounts payable and accrued liabilities     $      29,008     $       4,706     $      17,603      $         --     $ 51,317
   Payables to affiliates                               6,675            10,893             5,977            18,296        5,249
   Credit facility                                    230,000            55,000                --                --      285,000
   Debt related to properties held for sale                --             8,001                --                --        8,001
   Other debt                                          54,547             3,385                --                --       57,932
   Deferred revenue                                    12,927                --            10,674                --       23,601
   Other liabilities                                    7,068             5,832             2,121                --       15,021
   Notes payable to partners                           25,000                --                --                --       25,000
                                                -------------     -------------     -------------      ------------     --------
                                                      365,225            87,817            36,375            18,296      471,121

Commitments and contingencies

Partners' equity (deficit)                             85,585            66,637           (11,578)               --      140,644
                                                -------------     -------------     -------------      ------------     --------
                                                $     450,810     $     154,454     $      24,797      $     18,296     $611,765
                                                =============     =============     =============      ============     ========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

 Combining Statements of Earnings (Loss) and Comprehensive Income (Loss) for the
                          Year Ended December 31, 2003


                                             THE WOODLANDS     THE WOODLANDS
                                                 LAND           COMMERCIAL       THE WOODLANDS
                                              DEVELOPMENT       PROPERTIES         OPERATING
                                             COMPANY, L.P.     COMPANY, L.P.     COMPANY, L.P.      ELIMINATIONS     COMBINED
                                             -------------     -------------     -------------      ------------     ---------
                                                                            (Dollars in Thousands)
Revenues:
   Residential lot sales                     $      78,708     $          --     $          --      $         --     $  78,708
   Commercial land sales                            27,331                --                --                --        27,331
   Gain on sale of properties                           --             1,415                --                --         1,415
   Hotel and country club operations                20,089                --            48,381                --        68,470
   Other                                             9,283            22,320            24,542            31,780        24,365
                                             -------------     -------------     -------------      ------------     ---------
                                                   135,411            23,735            72,923            31,780       200,289

Costs and expenses:
   Residential lot cost of sales                    34,841                --                --                --        34,841
   Commercial land cost of sales                    10,993                --                --                --        10,993
   Hotel and country club operations                23,592                --            56,458            12,453        67,597
   Operating expenses                               30,087            11,569            22,357            19,327        44,686
   Depreciation and amortization                     5,156             8,266               810                --        14,232
                                             -------------     -------------     -------------      ------------     ---------
                                                   104,669            19,835            79,625            31,780       172,349
                                             -------------     -------------     -------------      ------------     ---------
Operating earnings (loss)                           30,742             3,900            (6,702)               --        27,940

Other (income) expense:
   Interest expense                                 16,740             2,727                 9                --        19,476
   Interest capitalized                             (9,749)               --                --                --        (9,749)
   Amortization of debt costs                        1,579               691                --                --         2,270
   Net gain on involuntary conversion                   --              (659)               --                --          (659)
   Other                                               492              (626)               30                --          (104)
                                             -------------     -------------     -------------      ------------     ---------
                                                     9,062             2,133                39                --        11,234
                                             -------------     -------------     -------------      ------------     ---------

Earnings (loss) from continuing operations          21,680             1,767            (6,741)               --        16,706

Discontinued operations:
   Gain (loss) on disposal of discontinued
     operations                                       (862)            8,960                --                --         8,098
   Gain (loss) from discontinued
     operations                                        135             1,573              (506)               --         1,202
                                             -------------     -------------     -------------      ------------     ---------

Net earnings (loss)                                 20,953            12,300            (7,247)               --        26,006

Other comprehensive income:
   Gain on interest rate swap                        1,227               307                --                --         1,534
                                             -------------     -------------     -------------      ------------     ---------
Comprehensive income (loss)                  $      22,180     $      12,607     $      (7,247)     $         --     $  27,540
                                             =============     =============     =============      ============     =========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

 Combining Statement of Earnings (Loss) and Comprehensive Income (Loss) for the
                          Year Ended December 31, 2002


                                             THE WOODLANDS     THE WOODLANDS
                                                 LAND           COMMERCIAL       THE WOODLANDS
                                              DEVELOPMENT       PROPERTIES         OPERATING
                                             COMPANY, L.P.     COMPANY, L.P.     COMPANY, L.P.      ELIMINATIONS     COMBINED
                                             -------------     -------------     -------------      ------------     ---------
                                                                            (Dollars in Thousands)
Revenues:
   Residential lot sales                     $      84,429     $          --     $          --      $         --     $  84,429
   Commercial land sales                            59,713                --                --                --        59,713
   Gain on sale of properties                          645            48,275                --                --        48,920
   Hotel and country club operations                 1,904                --            53,710                --        55,614
   Other                                             8,547            28,073            23,357            33,703        26,274
                                             -------------     -------------     -------------      ------------     ---------
                                                   155,238            76,348            77,067            33,703       274,950

Costs and expenses:
   Residential lot cost of sales                    38,607                --                --                --        38,607
   Commercial land cost of sales                    19,579                --                --                --        19,579
   Hotel and country club operations                 6,340                --            56,925            14,315        48,950
   Operating expenses                               25,577            14,251            21,228            19,388        41,668
   Depreciation and amortization                     1,806             9,935             1,063                --        12,804
                                             -------------     -------------     -------------      ------------     ---------
                                                    91,909            24,186            79,216            33,703       161,608
                                             -------------     -------------     -------------      ------------     ---------
Operating earnings (loss)                           63,329            52,162            (2,149)               --       113,342

Other expense:
   Interest expense                                 17,385             3,822                --                80        21,127
   Interest capitalized                            (12,253)             (205)               --                --       (12,458)
   Amortization of debt costs                        1,495               753                --                --         2,248
   Other                                             1,609               457               187               (80)        2,333
                                             -------------     -------------     -------------      ------------     ---------
                                                     8,236             4,827               187                --        13,250
                                             -------------     -------------     -------------      ------------     ---------

Earnings (loss) from continuing operations          55,093            47,335            (2,336)               --       100,092
Gain from discontinued operations                       94             1,638               539                --         2,271
                                             -------------     -------------     -------------      ------------     ---------
Net earnings (loss)                                 55,187            48,973            (1,797)               --       102,363

Other comprehensive income:
   Gain on interest rate swap                          392                --                --                --           392
                                             -------------     -------------     -------------      ------------     ---------
Comprehensive income (loss)                  $      55,579     $      48,973     $      (1,797)     $         --     $ 102,755
                                             =============     =============     =============      ============     =========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

   Combining Statements of Changes in Partners' Equity (Deficit) for the Years
                        Ended December 31, 2003 and 2002

                                          DECEMBER 31,                   EARNINGS    COMPREHENSIVE   DECEMBER 31,
                                              2001       DISTRIBUTIONS    (LOSS)        INCOME           2002       DISTRIBUTIONS
                                          ------------   -------------   ---------   -------------   ------------   -------------
                                                                                                        (Dollars in Thousands)
The Woodlands Land Development
 Company, L.P.:
  The Woodlands Land Company, Inc.        $     42,939   $     (37,687)  $  29,138   $         206   $     34,596   $     (19,386)
  TWC Land Development L.P.                         --              --          --              --             --              --
  MS/TWC Joint Venture                          57,084         (32,631)     25,498             183         50,134         (16,455)
  MS TWC, Inc.                                   1,011            (710)        551               3            855            (362)
                                          ------------   -------------   ---------   -------------   ------------   -------------
                                               101,034         (71,028)     55,187             392         85,585         (36,203)

The Woodlands Commercial Properties
 Company, L.P.:
  Crescent Real Estate Equities Limited
    Partnership                                 26,006         (18,675)     20,323              --         27,654          (4,150)
  TWC Commercial Properties L.P.                    --              --          --              --             --              --
  MS/TWC Joint Venture                          35,405         (20,925)     22,873              --         37,353          (4,650)
  CresWood Development, L.L.C                      627          (4,950)      5,287              --            964          (1,100)
  MS TWC, Inc.                                     626            (450)        490              --            666            (100)
                                          ------------   -------------   ---------   -------------   ------------   -------------
                                                62,664         (45,000)     48,973              --         66,637         (10,000)

The Woodlands Operating Company, L.P.:
  WOCOI Investment Company                      (4,158)             --      (1,672)             --         (5,830)             --
  TWC Operating L.P.                                --              --          --              --             --              --
  MS/TWC Joint Venture                          (5,526)             --        (105)             --         (5,631)             --
  MS TWC, Inc.                                     (97)             --         (20)             --           (117)             --
                                          ------------   -------------   ---------   -------------   ------------   -------------
                                                (9,781)             --      (1,797)             --        (11,578)             --
                                          ------------   -------------   ---------   -------------   ------------   -------------
Combined                                  $    153,917   $    (116,028)  $ 102,363   $         392   $    140,644   $     (46,203)
                                          ============   =============   =========   =============   ============   =============


                                                                        SALE OF
                                                                      CRESCENT'S
                                          EARNINGS    COMPREHENSIVE   INTEREST TO     DECEMBER 31,
                                           (LOSS)        INCOME      ROUSE (NOTE 1)       2003
                                          ---------   -------------  --------------   ------------
The Woodlands Land Development
 Company, L.P.:
  The Woodlands Land Company, Inc.        $  11,001   $         644  $      (26,855)  $         --
  TWC Land Development L.P.                      --              --          26,855         26,855
  MS/TWC Joint Venture                        9,743             571              --         43,993
  MS TWC, Inc.                                  209              12              --            714
                                          ---------   -------------  --------------   ------------
                                             20,953           1,227              --         71,562

The Woodlands Commercial Properties
 Company, L.P.:
  Crescent Real Estate Equities Limited
    Partnership                               5,105             127         (28,736)            --
  TWC Commercial Properties L.P.                 --              --          29,987         29,987
  MS/TWC Joint Venture                        5,719             143              --         38,565
  CresWood Development, L.L.C                 1,353              34         (1,251)             --
  MS TWC, Inc.                                  123               3              --            692
                                          ---------   -------------  --------------   ------------
                                             12,300             307              --         69,244

The Woodlands Operating Company, L.P.:
  WOCOI Investment Company                   (3,805)             --           9,635             --
  TWC Operating L.P.                             --              --          (9,635)        (9,635)
  MS/TWC Joint Venture                       (3,370)             --              --         (9,001)
  MS TWC, Inc.                                  (72)             --              --           (189)
                                          ---------   -------------  --------------   ------------
                                             (7,247)             --              --        (18,825)
                                          ---------   -------------  --------------   ------------
Combined                                  $  26,006   $       1,534  $           --   $    121,981
                                          =========   =============  ==============   ============

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

              Combining Statements of Cash Flows for the Year Ended
                               December 31, 2003

                                                          THE WOODLANDS      THE WOODLANDS
                                                              LAND            COMMERCIAL        THE WOODLANDS
                                                           DEVELOPMENT        PROPERTIES          OPERATING
                                                          COMPANY, L.P.      COMPANY, L.P.      COMPANY, L.P.      COMBINED
                                                          -------------      -------------      -------------      ---------
                                                                                 (Dollars in Thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                       $      20,953      $      12,300      $      (7,247)     $ 26,006
Adjustments to reconcile net earnings (loss) to cash
  provided by operating activities:
     Other comprehensive income                                   1,227                307                 --         1,534
     Cost of land sold                                           45,834                 --                 --        45,834
     Land development capital expenditures                      (39,503)                --                 --       (39,503)
     Depreciation and amortization                                5,579              8,275                887        14,741
     Amortization of debt costs                                   1,579                691                 --         2,270
     Loss (gain) on disposal of discontinued
       operations                                                   862             (8,960)                --        (8,098)
     Gain on sale of properties                                      --             (1,415)                --        (1,415)
     (Increase) decrease in notes and contracts
       receivable                                                (2,006)               166                 --        (1,840)
     Other liabilities and deferred revenue                       6,347             (2,320)              (191)        3,836
     Other                                                        3,038              4,832               (332)        7,538
     Changes in operating assets and liabilities:
       Trade receivables, inventory, and prepaid
         assets                                                    (433)             4,191                259         4,017
       Other assets                                              (2,117)               (50)                40        (2,127)
       Accounts payable, accrued liabilities, and net
         payables with affiliates                               (11,157)           (17,632)             7,053       (21,736)
                                                          -------------      -------------      -------------      --------
Cash provided by operating activities                            30,203                385                469        31,057

INVESTING ACTIVITIES
Capital expenditures                                             (9,882)            (3,401)              (335)      (13,618)
Proceeds from sale of property                                    8,136             12,804                 --        20,940
                                                          -------------      -------------      -------------      --------
Cash (used in) provided by investing activities                  (1,746)             9,403               (335)        7,322

FINANCING ACTIVITIES
Distributions to partners                                       (36,203)           (10,000)                --       (46,203)
Debt borrowings                                                   5,268                 --                 --         5,268
Debt repayments                                                  (7,778)              (616)                --        (8,394)
                                                          -------------      -------------      -------------      --------
Cash used in financing activities                               (38,713)           (10,616)                --       (49,329)
                                                          -------------      -------------      -------------      --------
(Decrease) increase in cash and cash equivalents                (10,256)              (828)               134       (10,950)
Cash and cash equivalents, beginning of year                     15,289              5,816              3,890        24,995
                                                          -------------      -------------      -------------      --------
Cash and cash equivalents, end of year                    $       5,033      $       4,988      $       4,024      $ 14,045
                                                          =============      =============      =============      ========

                  The Woodlands Land Development Company, L.P.,
             The Woodlands Commercial Properties Company, L.P., and
                      The Woodlands Operating Company, L.P.

     Combining Statements of Cash Flows for the Year Ended December 31, 2002


                                                          THE WOODLANDS      THE WOODLANDS
                                                              LAND            COMMERCIAL        THE WOODLANDS
                                                           DEVELOPMENT        PROPERTIES          OPERATING
                                                          COMPANY, L.P.      COMPANY, L.P.      COMPANY, L.P.      COMBINED
                                                          -------------      -------------      -------------      ---------
                                                                                 (Dollars in Thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                       $      55,187      $      48,973      $      (1,797)     $ 102,363
Adjustments to reconcile net earnings (loss) to cash
  provided by operating activities:
     Other comprehensive income                                     392                 --                 --            392
     Cost of land sold                                           58,186                 --                 --         58,186
     Land development capital expenditures                      (39,412)                --                 --        (39,412)
     Depreciation and amortization                                2,208              9,989              1,143         13,340
     Amortization of debt costs                                   1,495                753                 --          2,248
     Gain on sale of properties                                    (645)           (48,275)                --        (48,920)
     Increase in notes and contracts receivable                  (3,350)              (196)                --         (3,546)
     Other liabilities and deferred revenue                         941              4,276              1,239          6,456
     Other                                                        4,492                345               (345)         4,492
     Changes in operating assets and liabilities:
       Trade receivables, inventory, and prepaid
         assets                                                    (881)            (3,399)            (2,629)        (6,909)
       Other assets                                              (4,777)            (1,062)               246         (5,593)
       Accounts payable, accrued liabilities, and net
         payables with affiliates                                 1,239              3,559              5,018          9,816
                                                          -------------      -------------      -------------      ---------
Cash provided by operating activities                            75,075             14,963              2,875         92,913

INVESTING ACTIVITIES
Capital expenditures                                            (48,079)           (19,188)              (533)       (67,800)
Proceeds from sale of property                                       --             53,031                 --         53,031
                                                          -------------      -------------      -------------      ---------
Cash (used for) provided by investing activities                (48,079)            33,843               (533)       (14,769)

FINANCING ACTIVITIES
Distributions to partners                                       (71,028)           (45,000)                --       (116,028)
Debt borrowings                                                  78,630             15,139                 --         93,769
Debt repayments                                                 (19,346)           (21,116)                --        (40,462)
Change in affiliated company note                                (2,651)             2,651                 --             --
                                                          -------------      -------------      -------------      ---------
Cash used for financing activities                              (14,395)           (48,326)                --        (62,721)
                                                          -------------      -------------      -------------      ---------
Increase in cash and cash equivalents                            12,601                480              2,342         15,423

 Cash and cash equivalents, beginning of year                     2,688              5,336              1,548          9,572
                                                          -------------      -------------      -------------      ---------
 Cash and cash equivalents, end of year                   $      15,289      $       5,816      $       3,890      $  24,995
                                                          =============      =============      =============      =========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2005.

                          CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
                                   (Registrant)
                          By: Crescent Real Estate Equities, Ltd.
                              It's General Partner

                          By: /s/ John C. Goff
                              -------------------------
                              John C. Goff
                              Sole Director and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

            Signature                              Title                              Date
            ---------                              -----                              ----
/s/ John C. Goff                  Sole Director and Chief Executive                3/24/05
-----------------------------     Officer of Crescent Real Estate Equities, Ltd.
    John C. Goff                  (Principal Executive Officer)

/s/ Jerry R. Crenshaw Jr.         Executive Vice President and Chief Financial     3/24/05
-----------------------------     Officer of Crescent Real Estate Equities, Ltd.
    Jerry R. Crenshaw Jr.         (Principal Accounting and Financial Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2005.

                            CRESCENT FINANCE COMPANY
                                  (Registrant)

                               By  /s/ John C. Goff
                                   -------------------------
                                   John C. Goff
                                   Sole Director and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

          Signature                               Title                               Date
          ---------                               -----                               ----
/s/ John C. Goff                  Sole Director and Chief Executive                 3/24/05
----------------------------      Officer of Crescent Finance Company (Principal
    John C. Goff                  Executive Officer)

/s/ Jerry R. Crenshaw Jr.         Executive Vice President and Chief Financial      3/24/05
----------------------------      Officer  of Crescent Finance Company (Principal
    Jerry R. Crenshaw Jr.         Accounting and Financial Officer)

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
             FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY
                REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                   PURSUANT TO SECTION 12 OF THE EXCHANGE ACT

      No annual report to security holders covering the Registrants' last fiscal year or proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been sent to security holders or is to be furnished to security holders subsequent to the filing of this annual report on Form 10-K

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
------                               ----------------------
  3.01   Third Amended and Restated Agreement of Limited Partnership of Crescent
         Real Estate Equities Limited Partnership, dated as of January 2, 2003, as amended (filed as Exhibit No. 10.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Company 2004 10-K") of
         Crescent Real Estate Equities Company (the "Company") and incorporated herein by reference)

  3.02   Certificate of Incorporation of Crescent Finance Company (filed as
         Exhibit No. 3.02 to the Registration Statement on Form S-4 (File No.
         333-89194) of the Registrants (the "Form S-4") and incorporated herein by reference)

  3.03   Bylaws of Crescent Finance Company (filed as Exhibit No. 3.03 to the
         Form S-4 and incorporated herein by reference)

  4.01 Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.1 to the Company's Current Report on
         Form 8-K filed April 25, 2002 and incorporated herein by reference)

  4.02   Second Amended and Restated Bylaws of Crescent Real Estate Equities
         Company (filed as Exhibit No. 3.02 to the Company's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

  4.03   Amended and Restated Registration Rights Agreement among the Registrant,
         Richard E. Rainwater, Darla D. Moore, Courtney E. Rainwater, Matthew J.
         Rainwater, R. Todd Rainwater, The Richard E. Rainwater Charitable
         Remainder Unit Trust No. 2 and Rainwater, Inc. (filed as Exhibit No.
         4.05 to Amendment No. 1 to the Form S-4 and incorporated herein by reference)

     4* Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrants by this filing agree, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrants

 10.01   Noncompetition Agreement of Richard E. Rainwater, as assigned to the
         Registrant on May 5, 1994 (filed as Exhibit No. 10.02 to the Annual
         Report on Form 10-K for the fiscal year ended December 31, 1997 (the
         "Company 1997 10-K") of the Company and incorporated herein by reference)

 10.02 Noncompetition Agreement of John C. Goff, as assigned to the Registrant on May 5, 1994 (filed as Exhibit No. 10.03 to the Company 1997 10-K and incorporated herein by reference)

 10.03   Employment Agreement by and between the Registrant, the Company and John
         C. Goff, dated as of February 19, 2002, (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
         (the "Company 2002 1Q 10-Q") of the Company and incorporated herein by reference)

 10.04 Form of Officers' and Trust Managers' Indemnification Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Registration Statement on Form S-4 (File No. 333-42293) of the Registrant and incorporated herein by reference)

 10.05 Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.7 to the Registration Statement on Form S-11 (File No.
         33-75188) (the "Form S-11") of the Company and incorporated herein by reference)

EXHIBIT
NUMBER                                 DESCRIPTION OF EXHIBIT
------                                 ----------------------
 10.06   Third Amended and Restated 1995 Crescent Real Estate Equities Company
         Stock Incentive Plan (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 of the Company and incorporated herein by reference)

 10.07   Amendment dated as of November 4, 1999 to the Crescent Real Estate
         Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Company 2000 10-K") of the Company and incorporated herein by reference)

 10.08   Amendment dated as of November 1, 2001 to the Crescent Real Estate
         Equities Company 1994 Stock Incentive Plan and the Third Amended and
         Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan
         (filed as Exhibit No. 10.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of the Company and incorporated herein by reference)

 10.09   Second Amended and Restated 1995 Crescent Real Estate Equities Limited
         Partnership Unit Incentive Plan (filed as Exhibit No. 10.10 to the
         Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of the Company and incorporated herein by reference)

 10.10   1996 Crescent Real Estate Equities Limited Partnership Unit Incentive
         Plan, as amended (filed as Exhibit No. 10.14 to the Annual Report on
         Form 10-K for the fiscal year ended December 31, 1999 of the Company and incorporated herein by reference)

 10.11   Amendment dated as of November 5, 1999 to the 1996 Crescent Real Estate
         Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No.
         10.13 to the Company 2000 10-K and incorporated herein by reference)

 10.12 Crescent Real Estate Equities, Ltd. Dividend Incentive Unit Plan (filed as Exhibit No. 10.14 to the Company 2000 10-K and incorporated herein by reference)

 10.13   Annual Incentive Compensation Plan for select Employees of Crescent
         Real Estate Equities, Ltd. (filed as Exhibit No. 10.15 to the Company
         2000 10-K and incorporated herein by reference)

 10.14   Form of Registration Rights, Lock-up and Pledge Agreement (filed as
         Exhibit No. 10.05 to the Form S-11 and incorporated herein by references)

 10.15 Restricted Stock Agreement by and between the Company and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.02 to the Company
         2002 1Q 10-Q and incorporated herein by reference)

 10.16 Unit Option Agreement pursuant to the 1996 Plan by and between the Registrant and John C. Goff, dated as of February 19, 2002 (filed as
         Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of the Company and incorporated herein by reference)

 10.17 Unit Option Agreement by and between the Registrant and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.04 to the Company
         2002 1Q 10-Q and incorporated herein by reference)

 10.18   Unit Option Agreement by and between the Registrant and Dennis H.
         Alberts, dated as of February 19, 2002 filed as Exhibit No. 10.05 to the Company 2002 1Q 10-Q and incorporated herein by reference)

 10.19   Unit Option Agreement by and between the Registrant and Kenneth S.
         Moczulski, dated as of February 19, 2002 (filed as Exhibit No. 10.06 to the Company 2002 1Q 10-Q and incorporated herein by reference)

 10.20 Unit Option Agreement by and between the Registrant and David M. Dean, dated as of February 19, 2002 (filed as Exhibit No. 10.07 to the Company
         2002 1Q 10-Q and incorporated herein by reference)

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
------                               ----------------------
 10.21   Unit Option Agreement by and between the Registrant and Jane E. Mody, dated as of February 19, 2002 (filed as Exhibit No. 10.08 to the Company
         2002 1Q 10-Q and incorporated herein by reference)

 10.22   Unit Option Agreement by and between the Registrant and Jerry R.
         Crenshaw, Jr., dated as of February 19, 2002 (filed as Exhibit No. 10.09 to the Company 2002 1Q 10-Q and incorporated herein by reference)

 10.23 Unit Option Agreement by and between the Registrant and Jane B. Page, dated as of February 19, 2002 (filed as Exhibit No. 10.10 to the Company
         2002 1Q 10-Q and incorporated herein by reference)

 10.24   Unit Option Agreement by and between the Registrant and John L. Zogg,
         Jr., dated as of February 19, 2002 (filed as Exhibit No. 10.11 to the
         Company 2002 1Q 10-Q and incorporated herein by reference)

 10.25   Unit Option Agreement by and between the Registrant and Dennis H.
         Alberts, dated as of March 5, 2001 (filed as Exhibit No. 10.12 to the
         Company 2002 1Q 10-Q and incorporated herein by reference)

 10.26   2004 Crescent Real Estate Equities Limited Partnership Long-Term
         Incentive Plan (filed as Exhibit No. 10.27 to the Company 2004 10-K and incorporated herein by reference)

 10.27 Revolving Credit Agreement of Crescent Real Estate Funding VIII, L.P., dated February 8, 2005, and Unconditional Guaranty of Payment and
         Performance of Crescent Real Estate Equities Limited Partnership (filed as Exhibit No. 10.28 to the Company 2004 10-K and incorporated herein by reference)

 10.28 Contribution Agreement effective as of November 10, 2004 relating to the contribution by Crescent Real Estate Funding I, L.P. of The Crescent
         Officer Property to Crescent Big Tex I, L.P. (filed as Exhibit No. 10.29 to the Company 2004 10-K and incorporated herein by reference)

 10.29 Purchase and Sale Agreement effective as of November 10, 2004 relating to the sale by Crescent Real Estate Equities Limited Partnership of
         Houston Center Office Property to Crescent Big Tex I, L.P. (filed as
         Exhibit No. 10.30 to the Company 2004 10-K and incorporated herein by reference)

 10.30 Purchase and Sale Agreement effective as of November 10, 2004 relating to the sale by Crescent Real Estate Funding X, L.P. of Post Oak Central
         Office Property to Crescent Big Tex I, L.P. (filed as Exhibit No. 10.31 to the Company 2004 10-K and incorporated herein by reference)

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
------                              ----------------------
 12.01   Statement Regarding Computation of Ratios of Earnings to Fixed Charges
         (filed herewith)

 21.01   List of Subsidiaries (filed as Exhibit No. 21.01 to the Company 2004
         10-K and incorporated herein by reference)

 23.01   Consent of Ernst & Young LLP (filed herewith)

 23.02   Consent of Ernst & Young LLP (filed herewith)

 31.01 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a - 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

 32.01 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)