Form 10-K/A
period 2004-12-31
CRESCENT FINANCE CO; CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2005-05-02
CIK 1174272, 1010958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004. OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                      to

Commission file number 333-42293 333-89194-01

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CRESCENT FINANCE COMPANY*

(Exact name of registrant as specified in its charter)

DELAWARE	75-2531304
DELAWARE	42-1536518

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

777 Main Street, Suite 2100, Fort Worth, Texas 76102

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code (817) 321-2100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

YES ☑	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☑	NO ☐

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

This Amendment No. 1 to the Form 10-K of Crescent Real Estate Equities Limited Partnership and Crescent Finance Company for the year ended December 31, 2004 is amending the Registrants’ Form 10-K to include in Part III of the Form 10-K the following information previously incorporated by reference to Crescent Real Estate Equities Company’s proxy statement: (i) Item 10. Trust Managers and Executive Officers of the Registrant; (ii) Item 11. Executive Compensation; (iii) Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; (iv) Item 13. Certain Relationships and Related Transactions; and (v) Item 14. Principal Accountant Fees and Services.

PART III

Item 10. Trust Managers and Executive Officers of the Registrant

     The Board of Trust Managers of Crescent Real Estate Equities Company (the “Company”) currently consists of eight members, divided into three classes serving staggered three-year terms. Set forth below is information with respect to the current eight trust managers of the Company and the executive officers of the Company and Crescent Real Estate Equities, Ltd. (the “General Partner”), which is the sole general partner of Crescent Real Estate Equities Limited Partnership (the “Operating Partnership”), through which the Company owns its assets and conducts its operations.

Name	Term Expires	Age	Position
Richard E. Rainwater	2006	60	Chairman of the Board of Trust Managers of the Company

John C. Goff	2005	49	Vice Chairman of the Board of Trust Managers of the Company, Chief Executive Officer of the Company and the General Partner, and Sole Director of the General Partner

Dennis H. Alberts	2007	56	Trust Manager of the Company and President and Chief Operating Officer of the Company and the General Partner

Anthony M. Frank	2006	73	Trust Manager of the Company

William F. Quinn	2006	57	Trust Manager of the Company

Paul E. Rowsey, III	2005	50	Trust Manager of the Company

Robert W. Stallings	2005	56	Trust Manager of the Company

Terry N. Worrell	2007	60	Trust Manager of the Company

Jerry R. Crenshaw, Jr.	N/A	41	Managing Director and Chief Financial Officer of the Company and the General Partner

David M. Dean	N/A	44	Managing Director, Law and Secretary of the Company and the General Partner

Thomas G. Miller	N/A	49	Managing Director, Investments of the Company and the General Partner

Kenneth S. Moczulski	N/A	52	Managing Director, Investments of the Company and the General Partner

Jane E. Mody	N/A	53	Managing Director, Capital Markets of the Company and the General Partner

Jane B. Page	N/A	44	Managing Director, Asset Management of the Company and the General Partner

John L. Zogg, Jr.	N/A	41	Managing Director, Asset Management of the Company and the General Partner

Christopher T. Porter	N/A	39	Senior Vice President and Treasurer of the Company and the General Partner

     The following is a summary of the experience of the current and proposed trust managers and the current executive officers.

     Richard E. Rainwater has been an independent investor since 1986. From 1970 to July 1986, he served as the chief investment advisor to the Bass family, whose overall wealth increased dramatically during his tenure. During that time, Mr. Rainwater was principally responsible for numerous major corporate and real estate acquisitions and dispositions. Upon beginning his independent investment activities, he founded ENSCO International Incorporated, an oil field service and offshore drilling company, in December 1986. Additionally, in June 1988, he co-founded Columbia Hospital Corporation, and in March 1989 he participated in a management-led buy out of HCA-Hospital Corporation of America. In November 1992, Mr. Rainwater co-founded Mid Ocean Limited, a provider of casualty re-insurance. In February 1994, he assisted in the merger of Columbia Hospital Corporation and HCA-Hospital Corporation of America that created Columbia/HCA Healthcare Corporation. Mr. Rainwater is a graduate of the University of Texas at Austin and the Graduate School of Business at Stanford University. Mr. Rainwater has served as the Chairman of the Board of Trust Managers since the Company’s inception in 1994.

     John C. Goff co-founded the Company with Mr. Rainwater while serving as principal of Rainwater, Inc. Mr. Goff served as Chief Executive Officer and as a trust manager from the Company’s inception in February 1994 through December 1996, when he became Vice Chairman. In June 1999, Mr. Goff returned as Chief Executive Officer of the Company and remains as Vice Chairman. Mr. Goff has served as the managing principal of Goff Moore Strategic Partners, L.P., a private investment partnership, since its formation in February 1998. From June 1987 to May 1994, Mr. Goff was vice president of Rainwater, Inc. Prior to joining Rainwater, Inc., Mr. Goff was employed by KPMG Peat Marwick, with Mr. Rainwater as one of his principal clients. Mr. Goff also serves on the boards of GAINSCO, Inc., OpenConnect Systems, Inc. and The National Association of Real Estate Investment Trusts. Mr. Goff is a graduate of the University of Texas and is a Certified Public Accountant.

     Dennis H. Alberts, prior to joining the Company, served as President and Chief Executive Officer of Pacific Retail Trust, a privately held retail shopping center real estate investment trust (“REIT”), which he founded in 1993. While at Pacific Retail Trust, Mr. Alberts directed all aspects of the company, including acquisition, development and operational activities, from 1993 until 1999 when Pacific Retail Trust merged into Regency Realty, Inc., a publicly traded REIT. In 1999, Mr. Alberts also served as a consultant to Regency Realty, Inc. Prior to founding Pacific Retail Trust, Mr. Alberts served as President and Chief Operating Officer of First Union Real Estate Investments, a publicly held retail, multi-family and office REIT, in 1992. From 1987 to 1991, Mr. Alberts served as President and Chief Executive Officer of Rosewood Property Company where he focused on asset management and leasing of Rosewood’s office portfolio. Before joining Rosewood Property Company, he served as President and Managing Partner of Trammell Crow Residential Companies of Dallas from 1984 to 1987. Mr. Alberts holds a Bachelor of Science degree and Master of Business Administration degree from the University of Missouri. Since April 2000, Mr. Alberts has served as President and Chief Operating Officer of the Company and the General Partner. Mr. Alberts has served as a trust manager of the Company since May 2002.

     Anthony M. Frank currently serves as Chairman Emeritus of Belvedere Capital Partners, general partner of the California Community Financial Institutions Fund LP, which he co-founded in 1994. From March 1988 to March 1992, he served as Postmaster General of the United States. From April 1992 until June 1993, he served as the founding chairman of Independent Bancorp of Arizona. Mr. Frank has also served as a Director of: Temple Inland, Inc., a manufacturer of paper and timber products, from May 1992 to May 2004; Bedford Property Investors, Inc., an office and commercial property REIT investing primarily on the West Coast, since May 1992; Charles Schwab & Co., one of the nation’s largest discount brokerages, from July 1993 to May 2004; Cotelligent, Inc., a provider of temporary office support services, from May 1995 to April 2004; and Charles Schwab Bank since May 2004. Mr. Frank received a Bachelor of Arts degree from Dartmouth College and a Master of Business Administration degree from the Amos Tuck School of Business at Dartmouth. Mr. Frank has served as a trust manager since the Company’s inception in 1994.

     William F. Quinn has served as President of American Beacon Advisors, Inc., the investment services affiliate of American Airlines, with responsibility for the management of pension and short-term fixed income assets, since November 1986 and as Director since 2001. Prior to being named to his current position in 1986, Mr. Quinn held several management positions with American Airlines and its subsidiaries. He served as Director of the Board of American Airlines Federal Credit Union from July 1979 to present, including serving as Chairman of the Board from November 1989 to May 2003. Mr. Quinn has served on the advisory board for Southern Methodist University’s Endowment Fund since September 1996 and has formerly served two terms on the New York Stock Exchange Pension Management Advisory Committee from October 1,

1996 to April 20, 1999 and from October 1, 2000 to May 31, 2003. He holds a Bachelor of Science degree in accounting from Fordham University and is a Certified Public Accountant. Mr. Quinn has served as a trust manager since the Company’s inception in 1994.

     Paul E. Rowsey, III is currently the Managing Partner and founder of E2M Partners, LLC, a private real estate investment management firm. Prior to forming E2M in January 2005, Mr. Rowsey was founder and President of Eiger, Inc., a sponsor and manager of real estate funds. Prior to forming Eiger in 1999, he was President and a member of the Board of Directors of Rosewood Property Company, a vertically integrated real estate operating company, a position he held from February 1988 until December 1998. Mr. Rowsey has served as a member of the Board of Directors of ENSCO International Incorporated, an offshore oil field service and drilling company, since January 2000. Mr. Rowsey holds a Bachelor of Arts degree in management science from Duke University and a Juris Doctorate degree from Southern Methodist University School of Law. Mr. Rowsey has served as a trust manager since the Company’s inception in 1994.

     Robert W. Stallings has served as Chairman and Chief Executive Officer of Stallings Capital Group, Inc., a Dallas-based merchant banking firm specializing in the financial services industry, since February 2001. Since January 2005, Mr. Stallings has served as executive Chairman of the Board of GAINSCO, Inc. From September 2001 to January 2005, he served as non-executive Chairman of GAINSCO, Inc., and prior to that time served as non-executive Vice Chairman of GAINSCO, Inc. beginning in March 2001. Mr. Stallings has also served as a director of Texas Capital Bancshares, Inc. since August 2001. He is the retired Chairman and founder of ING Pilgrim Capital Corporation, a $20 billion asset management firm which was acquired by ING Group in September 2000 and with which he had been associated since 1991. Mr. Stallings received a degree in Business from Johnson & Wales University. Mr. Stallings has served as a trust manager of the Company since May 2002.

     Terry N. Worrell has been a private investor in commercial properties and other business ventures with Worrell Investments, Inc. since 1989. From 1974 to 1989, he served as President and Chief Executive Officer of Sound Warehouse of Dallas, Inc. prior to its purchase by Shamrock Holdings. Mr. Worrell has served as a director of Regency Centers Corp., a developer/operator of shopping centers since February 1999 and NL Industries, Inc., an international producer of titanium dioxide pigments since October 2003. Mr. Worrell was a member of Pacific Retail Trust’s board of trustees before its merger into Regency Centers Corp. in February 1999. Mr. Worrell received a Master of Business Administration degree from the University of North Texas. Mr. Worrell has served as a trust manager of the Company since May 2002.

     Jerry R. Crenshaw, Jr., prior to joining the Company, was the Controller of Carrington Laboratories, Inc., a pharmaceutical and medical device company, from 1991 until February 1994. From 1986 until 1991, Mr. Crenshaw was an audit senior in the real estate services group of Arthur Andersen LLP. Mr. Crenshaw holds a Bachelor of Business Administration degree in accounting from Baylor University and is a Certified Public Accountant. Mr. Crenshaw served as Controller from the Company’s inception in 1994 to March 1997 when he became Vice President and served as Vice President, Controller until December 1998 and Vice President, Finance until September 1999. In addition, Mr. Crenshaw served as Interim Co-Chief Financial Officer of the Company and the General Partner from August 1998 until April 1999. From September 1999 to October 2002, Mr. Crenshaw served as Senior Vice President, Chief Financial Officer of the Company and the General Partner. Mr. Crenshaw served as Executive Vice President and Chief Financial Officer of the Company and the General Partner from October 2002 to March 2005. In March 2005, Mr. Crenshaw’s title changed to Managing Director and Chief Financial Officer of the Company and the General Partner.

     David M. Dean, prior to joining the Company, was an attorney for Burlington Northern Railroad Company from 1992 to 1994, and he served as Assistant General Counsel in 1994. At Burlington Northern, he was responsible for the majority of that company’s transactional and general corporate legal work. Mr. Dean was previously engaged in the private practice of law from 1986 to 1990 with Kelly, Hart & Hallman, and from 1990 to 1992 with Jackson Walker L.L.P., where he worked primarily on acquisition, financing and venture capital transactions for Mr. Rainwater and related investor groups. Mr. Dean graduated with honors from Texas A&M University with Bachelor of Arts degrees in English and Philosophy in 1983. He also holds a Juris Doctor degree and a Master of Laws degree in taxation from Southern Methodist University School of Law. Mr. Dean served as Senior Vice President, Law, and Secretary from the time he joined the Company in August 1994 to September 1999 when he became Senior Vice President, Law and Administration and Secretary, a position which he held until January 2001. From January 2001 to March 2005, Mr. Dean served as Executive Vice President, Law and Administration and Secretary of the Company and the General Partner. In March 2005, Mr. Dean’s title changed to Managing Director, Law and Secretary of the Company and the General Partner.

     Thomas G. Miller, prior to joining the Company, served as Managing Director with Jones Lang LaSalle’s Capital Markets Group where he led the firm’s western U.S. practice for 19 years. He served as an international director, responsible for overseeing the company’s southern California activities, specializing in capital markets and investment management services for Jones Lang LaSalle’s domestic and overseas clients. With over 28 years of real estate experience, Mr. Miller has been involved in capital transactions valued at several billion dollars, including dispositions, acquisitions and financings of major office, retail, industrial, land and high-rise residential properties throughout the United States. Mr. Miller holds a Bachelor of Science degree in Business Administration from the University of Southern California. Mr. Miller served as Senior Vice President, Investments of the General Partner from July 2003 to March 2005. Since March 2005, Mr. Miller has served as Managing Director, Investments of the Company and the General Partner.

     Kenneth S. Moczulski, prior to joining the Company, served as President and founder of Transworld Properties, Inc., a subsidiary of a privately held international oil company, beginning in January 1992. While at Transworld Properties, Inc., Mr. Moczulski was responsible for the formation and implementation of real estate investment strategy, as well as management of on-going real estate development, asset management, and dispositions. Prior to founding Transworld Properties, Inc., Mr. Moczulski served as Vice President of Jaymont Properties in New York from April 1987 to December 1991, where he was responsible, on a national basis, for all acquisition and disposition activities. From February 1979 to March 1987, Mr. Moczulski served as Development Manager for a number of commercial developments for Gerald D. Hines Interests. Mr. Moczulski holds a Bachelor of Science degree in Civil Engineering from the University of Cincinnati and a Master of Business Administration degree from Harvard Graduate School of Business. Mr. Moczulski served as President of Investments and Chief Investment Officer of the Company and the General Partner from November 2000 to March 2005. In March 2005, Mr. Moczulski’s title changed to Managing Director, Investments of the Company and the General Partner.

     Jane E. Mody, prior to joining the Company, served as Vice President of Goldman, Sachs & Co. from February 2000 to February 2001. While at Goldman, Sachs & Co., Ms. Mody worked with the real estate merchant banking division and was responsible for fund reporting for nine real estate opportunity funds. She served as Managing Director and Chief Financial Officer of Pacific Retail Trust, a private REIT, which she co-founded, from December 1993 until February 1999 when Pacific Retail Trust merged into Regency Realty, Inc., a publicly traded REIT. From February 1999 to August 1999 Ms. Mody served as a consultant to Regency Realty, Inc. Prior to co-founding Pacific Retail Trust, Ms. Mody served as Executive Vice President of Rosewood Property Company, a real estate investment company, from April 1988 to December 1993. Ms. Mody graduated from Austin College with a Bachelor of Arts degree and holds a Master of Business Administration degree in International Business from the University of Dallas. Ms. Mody served as Executive Vice President, Capital Markets of the Company and the General Partner from February 2001 to March 2005. In March 2005, Ms. Mody’s title changed to Managing Director, Capital Markets of the Company and the General Partner.

     Jane B. Page, prior to joining the Company, was employed by Metropolitan Life Real Estate Investments from July 1984 to January 1998, holding positions of director of corporate property management and regional asset manager of Metropolitan’s institutional portfolio in Houston, Austin and New Orleans. Ms. Page’s 14-year tenure at Metropolitan also included membership on Metropolitan’s Investment Committee, which reviewed and approved all significant transactions on a national basis. Ms. Page serves on the Boards of the Greater Houston Partnership, Central Houston, Inc. and the Downtown Houston Management District. Ms. Page graduated with a Bachelor of Arts degree from Point Loma College in San Diego and with a Master of Business Administration degree from the University of San Francisco. She also holds Certified Commercial Investments Manager and Certified Property Manager designations. Ms. Page served as Director of Asset Management, Houston Region from the time she joined the Company in January 1998 to December 1998, when she became Vice President, Asset Management, Houston Region. From May 2000 to March 2004, Ms. Page served as Senior Vice President, Asset Management and Leasing, Houston Region. From March 2004 to March 2005, Ms. Page served as Executive Vice President, Asset Management and Leasing, Houston Region. In March 2005, Ms. Page’s title changed to Managing Director, Asset Management of the Company and the General Partner.

     John L. Zogg, Jr. served as Vice President of the commercial real estate group of Rosewood Property Company, responsible for marketing and leasing office space in the Dallas and Denver areas, from January 1989 to May 1994. For three years prior to joining Rosewood Property Company, Mr. Zogg worked as Marketing Manager of Gerald D. Hines Interests, where he was responsible for office leasing in the Dallas metropolitan area from June 1985 to January 1988. He graduated from the University of Texas at Austin with a Bachelor of Arts degree in economics and holds a Master of Business Administration degree from the University of Dallas. Mr. Zogg joined the Company as a Vice President in May

1994 and served as Vice President, Leasing and Marketing, from June 1997 to September 1999 when he became Vice President, Leasing/Marketing, Southwest Region. From May 2000 to March 2005, Mr. Zogg served as Senior Vice President, Asset Management and Leasing, Dallas Region. Since March 2005, Mr. Zogg has served as Managing Director, Asset Management of the Company and the General Partner.

     Christopher T. Porter, prior to joining the Company, held the office of Senior Vice President, Investor Relations, for Associates First Capital Corporation, a leading financial services firm, from January 1999 through October 1999. Prior to 1999, Mr. Porter served as Vice President and Assistant Treasurer in banking relations and cash management at Associates First Capital Corporation from November 1991 through January 1999. Mr. Porter received a Bachelor of Science degree in economics from the University of Texas at Austin and a Master of Business Administration degree in finance from the University of North Texas and is a certified cash manager. Mr. Porter served as Vice President and Treasurer of the Company and the General Partner from December 1999 to March 2005. Since March 2005, Mr. Porter has served as Senior Vice President and Treasurer of the Company and the General Partner.

Trust Manager Compensation

     During 2004, each trust manager who is not also an officer of the Company (“Outside Trust Manager”) received an annual fee of $40,000 (payable in cash or, at the election of the trust manager, in the Company’s common shares of beneficial interest, par value $.01 per share (the “Common Shares”) in an amount determined by dividing the fees otherwise payable by 90% of the fair market value of the Common Shares). In addition, during 2004, each Outside Trust Manager received a meeting fee of $1,500 for each Board of Trust Managers meeting attended in person or by telephone, a fee of $2,000 for the Audit Committee Chairman’s participation in each Audit Committee meeting attended in person or by telephone, a fee of $1,500 for each Audit Committee member’s participation in each Audit Committee meeting attended in person or by telephone, a fee of $1,500 for all other committee chairmen’s participation in each committee meeting attended in person or by telephone, and a fee of $1,000 for all other committee members’ participation in each committee meeting attended in person or by telephone. In addition, each Outside Trust Manager annually receives a grant of 14,000 stock options under the Company’s 1995 Stock Incentive Plan, as amended. Trust managers who are also officers receive no separate compensation for their service as trust managers.

Board of Trust Managers

     Corporate Governance. The Company is currently managed by an eight-member Board of Trust Managers. The Board has adopted a Corporate Governance Policy, which, along with the written charters for the Board committees described below, provides the framework for the Board’s governance of the Company. The Corporate Governance Policy is available in the investor relations section of the Company’s website at www.crescent.com.

     Meetings and Attendance. During the last fiscal year, the Board of Trust Managers held four meetings, and no trust manager attended fewer than 75% of the aggregate of all meetings of the Board of Trust Managers and the committees, if any, upon which such trust managers served and which were held during the period of time that such person served on the Board of Trust Managers or such committee. In addition, all of the Company’s trust managers attended the 2004 annual shareholders meeting either in person or by telephone.

     Shareholder Communications. The Board of Trust Managers has adopted a Shareholder Communications Policy that includes processes for shareholders to send communications to the Board. The Shareholder Communications Policy is available in the investor relations section of the Company’s website at www.crescent.com.

Committees of the Board of Trust Managers

     The Board of Trust Managers has three standing committees, which are described below. The Board of Trust Managers has determined that all current members of each committee are “independent” as that term is defined under the listing standards of the New York Stock Exchange. The charter for each of these committees is available in the investor relations section of the Company’s website at www.crescent.com.

     Audit Committee. The Audit Committee consists of Anthony M. Frank, Chairman, William F. Quinn and Robert W. Stallings. The Board of Trust Managers has determined that Anthony M. Frank is an “audit committee financial expert,” as defined by applicable Securities and Exchange Commission (“SEC” or “Commission”) rules. The Audit Committee, which held nine meetings in 2004, has sole discretion concerning the engagement of independent auditors, reviews with the independent auditors the plans and results of the audit engagement, approves or pre-approves professional services that the independent auditors provide, reviews the independence of the independent auditors, considers the range of audit and non-audit fees and reviews the adequacy of the Company’s internal accounting controls.

     Executive Compensation Committee. The Executive Compensation Committee consists of Paul E. Rowsey, III, Chairman, Anthony M. Frank and Terry N. Worrell. The Executive Compensation Committee, which held seven meetings in 2004, determines compensation for the Company’s executive officers and administers the stock incentive and other compensation plans that the Company adopts.

     Governance Committee. The Governance Committee consists of Robert W. Stallings, Chairman, Paul E. Rowsey, III, and Terry N. Worrell. The Governance Committee nominates persons to serve as members of the Board of Trust Managers. The Governance Committee seeks to identify candidates for trust manager who have the following skills and characteristics: (i) superior leadership abilities; (ii) independence; (iii) commitment to improving the Company’s value for the benefit of its shareholders; (iv) innovative thought; (v) business and management experience; and (vi) a working knowledge of basic finance and accounting principles. The Governance Committee also will consider nominees that shareholders recommend, and these recommendations may be delivered in writing to the attention of the Governance Committee in care of the Company Secretary at the Company’s principal executive offices.

     In addition, the Governance Committee develops and recommends to the Board corporate governance policies and procedures applicable to the Company, particularly as such policies and procedures may be required by federal and state securities laws, the New York Stock Exchange or any other applicable regulatory requirements. The Governance Committee held three meetings in 2004.

Code of Business Conduct

     All trust managers, officers and employees of the Company must act ethically at all times and in accordance with the policies comprising the Company’s Code of Business Conduct. The Code of Business Conduct is published on the investor relations section of the Company’s website at www.crescent.com, and the Company intends to post amendments to and waivers from the Code of Business Conduct on this website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires the Company’s officers, trust managers and persons who own more than 10% of the Company’s Common Shares, the Company’s 6 3/4% Series A convertible cumulative preferred shares of beneficial interest, par value $.01 per share or the Company’s 9.50% Series B cumulative redeemable preferred shares to file reports of ownership on Form 3 and changes in ownership on Forms 4 and 5 with the SEC and the New York Stock Exchange. The SEC rules also require such officers, trust managers and 10% holders to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, trust managers and 10% shareholders were complied with for the fiscal year ended December 31, 2004.

Item 11. Executive Compensation

     The following table sets forth the annual and long-term compensation paid or awarded for the years ended December 31, 2004, 2003, and 2002, to the Company’s current Chief Executive Officer and to the four other most highly compensated executive officers of the Company and the General Partner (collectively, the “Named Executive Officers”). As a result of the Company’s umbrella partnership REIT structure, the General Partner, rather than the Company, compensates all employees. The Company did not grant any stock appreciation rights (“SARs”) during this period.

		Annual Compensation				Long-Term Compensation
						Awards				Payouts
				Other		Restricted		Securities			All Other
				Annual		Stock		Underlying		LTIP	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)		Awards ($)		Options (#)		Payouts	($)
John C. Goff	2004	934,615	900,000	—		—		—		—	33,084	(2)(3)
Chief Executive	2003	894,231	1,350,000	660,000	(1)	—		—		—	72,998
Officer	2002	750,000	900,000	660,000	(1)	5,253,000	(4)	3,000,000	(5)(6)	—	100,915

Dennis H. Alberts	2004	519,230	500,000	—		—		—		—	207,976	(2)(3)
President and Chief	2003	494,904	750,000	440,000	(1)	—		—		—	207,066
Operating Officer	2002	367,500	551,250	440,000	(1)	—		1,000,000	(6)	—	(60,037)

Kenneth S. Moczulski	2004	363,462	273,000	—		—		—		—	82,235	(2)(3)
Managing Director,	2003	349,231	378,000	308,000	(1)	—		—		—	83,125
Investments	2002	328,846	396,000	308,000	(1)	—		350,000	(6)	—	3,295

Jane E. Mody	2004	342,692	272,250	—		—		—		—	89,547	(2)(3)
Managing Director,	2003	328,461	363,000	264,000	(1)	—		—		—	69,403
Capital Markets	2002	290,000	319,000	264,000	(1)	—		300,000	(6)	—	—

Jerry R. Crenshaw, Jr.	2004	342,692	254,100	—		—		—		—	75,668	(2)(3)
Managing Director	2003	328,461	326,700	264,000	(1)	—		—		—	80,142
and Chief Financial	2002	271,779	319,000	231,000	(1)	—		200,000	(6)	—	4,797
Officer						—

(1)	Amount represents a cash allocation for dividend incentive units (“DIUs”) into a separate interest-bearing account maintained by the Company for Mr. Goff, Mr. Alberts, Mr. Moczulski, Ms. Mody and Mr. Crenshaw at December 31, 2003 and December 31, 2002. The amount of the allocation to any account is based on the number of DIUs allocated to the participant’s account, multiplied by the product of (i) the amount of dividends paid by the Company with respect to its Common Shares and (ii) the performance multiples associated with the performance targets that are achieved or surpassed. All amounts contributed pursuant to the DIU plan are paid out on the fifth anniversary of the date the DIUs were granted. Messrs. Goff, Alberts and Crenshaw received payments on January 1, 2005. Mr. Moczulski and Ms. Mody are scheduled to receive payments on January 1, 2006.

(2)	Amounts include matching contributions that the General Partner made to Mr. Goff’s, Mr. Albert’s, Mr. Moczulski’s, Ms. Mody’s and Mr. Crenshaw’s individual 401(k) Plan accounts each in the amount of $13,000.

(3)	Amounts include dividends allocated to Mr. Goff, Mr. Alberts, Mr. Moczulski, Ms. Mody and Mr. Crenshaw for DIUs of $20,084, $194,976, $69,235, $76,547 and $62,668 respectively, that are treated as invested in the Company or specified public mutual funds made available to the holders by the General Partner. See Note 1 above for an additional explanation of DIUs.

(4)	Represents the value of 300,000 restricted shares issued to Mr. Goff at the date of grant. As of December 31, 2004, such shares had a value of $5,478,000. Distributions are paid on the restricted shares.

(5)	Amount includes 442,858 Common Shares, which represent the number of Common Shares that may be issued following (i) exercise of options (“Plan Unit Options”) granted under the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (the “Unit Plan”) for partnership units of the Operating Partnership (“Units”) on a one-for-one basis and (ii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange).

(6)	Amount includes the number of Common Shares that may be issued following (i) exercise of options (the “Unit Options”) granted pursuant to individual agreements to purchase Units on a one-for-one basis and the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange), as follows: Mr. Goff – 2,557,142; Mr. Alberts – 1,000,000; Mr. Moczulski – 350,000; Ms. Mody – 300,000; and Mr. Crenshaw – 200,000.

Option Grants For The Year Ended December 31, 2004

     As disclosed in the following table, the Company granted no options to the Named Executive Officers for the year ended December 31, 2004. In addition, the Company did not grant any SARs during this period.

	Individual Grants				Potential
Realizable Value at
	Number of	% of Total			Assumed Annual
	Securities	Options			Rates of Stock
	Underlying	Granted to	Exercise		Price Appreciation for
	Options	Employees in	of Base	Expiration	Option Term ($)
Name	Granted (#)	Fiscal Year	Price ($/Sh.)	Date	5%	10%
(in thousands)
John C. Goff	—	—	—	—	—	—
Dennis H. Alberts	—	—	—	—	—	—
Kenneth S. Moczulski	—	—	—	—	—	—
Jane E. Mody	—	—	—	—	—	—
Jerry R. Crenshaw, Jr.	—	—	—	—	—	—

Aggregated Option Exercises During 2004 and Option Values at December 31, 2004

     The following table provides information about options that the Named Executive Officers exercised during the year ended December 31, 2004 and options that each of them held at December 31, 2004. The Company did not grant any SARs during this period.

			Number of Securities
			Underlying Unexercised				Value of Unexercised
			Options at				In-the-Money Options
			Fiscal Year End (#)				at Fiscal Year End ($)(1)
	Shares
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable		Unexercisable		Exercisable	Unexercisable
							(in thousands)
John C. Goff	—	—	2,380,244	(2)(3)	1,800,000	(4)	2,773	1,350
Dennis H. Alberts	—	—	373,400	(3)	330,000	(4)	168	231
Kenneth S. Moczulski	—	—	322,000	(3)	210,000	(4)	105	158
Jane E. Mody	—	—	120,000	(3)	180,000	(4)	90	135
Jerry R. Crenshaw, Jr.	—	—	245,800	(3)	93,865	(4)	468	70

(1)	Market value of securities underlying in-the-money options is based on the closing price of the Common Shares on December 31, 2004 (the last trading day of the fiscal year) on the New York Stock Exchange of $18.26, minus the exercise price.

(2)	The number of securities underlying exercisable but unexercised options includes 1,223,102 Common Shares that may be issued following (i) vesting of Plan Unit Options, (ii) exercise of Plan Unit Options for Units on a one-for-one basis, and (iii) exchange of Units for Common Shares on the basis of two Common Shares for each Unit (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange).

(3)	The number of securities underlying exercisable but unexercised options for Mr. Goff, Mr. Alberts, Mr. Moczulski, Ms. Mody and Mr. Crenshaw includes 757,142, 200,000, 140,000, 120,000 and 80,000 Common Shares, respectively, that may be issued following (i) vesting of Unit Options granted pursuant to individual agreements to purchase Units on a one-for-one basis, (ii) exercise of Unit Options for Units on a one-for-one basis, and (iii) the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange). The number of securities underlying exercisable but unexercised options for Mr. Goff, Mr. Alberts, Mr. Moczulski, and Mr. Crenshaw includes 400,000, 173,400, 182,000 and 165,800 Common Shares, respectively, that may be issued following exercise of Stock Options for Common Shares on a one-for-one basis.

(4)	The number of securities underlying unexercisable options for Mr. Goff, Mr. Alberts, Mr. Moczulski, Ms. Mody and Mr. Crenshaw includes 1,800,000, 300,000, 210,000, 180,000, and 93,865 Common Shares, respectively, that may be issued following (i) vesting of Unit Options granted pursuant to individual agreements to purchase Units on a one-for-one basis, (ii) exercise of Unit Options for Units on a one-for-one basis, and (iii) the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange). The number of securities underlying unexercisable options for Mr. Alberts includes 30,000 Common Shares that may be issued following exercise of Stock Options for Common Shares on a one-for-one basis.

Long-Term Incentive Plans – Awards in Fiscal Year 2004

		Performance
		Period until	Estimated Future Payouts under Non-Stock
Name and	Number of	Maturation	Price-Based Plans
Principal Position	Units (#)(1)	or Payout	Threshold ($)	Target ($)	Maximum($)
John C. Goff	390,000	2-6 years	—	—	—
Chief Executive Officer
Dennis H. Alberts	250,000	2-6 years	—	—	—
President and Chief Operating Officer
Kenneth S. Moczulski	85,000	2-6 years	—	—	—
Managing Director, Investments
Jane E. Mody	82,500	2-6 years	—	—	—
Managing Director, Capital Markets
Jerry R. Crenshaw, Jr.	75,000	2-6 years	—	—	—
Managing Director and Chief Financial Officer

(1)	These restricted Units were granted effective December 1, 2004 under the 2004 Crescent Real Estate Equities Limited Partnership Long Term Incentive Plan (the “2004 LTIP Plan”) and the partnership agreement of the Operating Partnership. The restricted units vest in 20% increments when the average closing price of the Company’s common shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $19.00, $20.00, $21.00, $22.50 and $24.00. The 2004 LTIP Plan also gives discretion to the General Partner to establish one or more alternative objective annual performance targets for the Company. Any restricted Unit that is not vested on or prior to June 30, 2010 will be forfeited. Each vested restricted Unit will be exchangeable, beginning on the second anniversary of the date of grant, for cash equal to the value of two Common Shares based on the closing price of the Common Shares on the date of exchange, and subject to a six-month holding period following vesting, unless, prior to the date of the exchange, the Company requests and obtains shareholder approval authorizing it, in its discretion, to deliver instead two Common Shares in exchange for each such restricted Unit. Regular quarterly distributions accrue on unvested restricted Units and are payable upon vesting of the restricted Units.

Compensation of Trust Managers

     See Item 10. “Trust Managers and Executive Officers of the Registrant — Trust Manager Compensation.”

Employment Agreement

     As part of the transactions in connection with formation of the Company, the Operating Partnership assumed an employment agreement between Rainwater, Inc. and John C. Goff. The Operating Partnership takes action through the General Partner. Mr. Goff serves as the sole member of the board of directors of the General Partner. On February 19, 2002, the Company, the Operating Partnership and Mr. Goff entered into a new employment agreement, which will terminate on February 19, 2007, pursuant to which Mr. Goff is entitled to an annual salary of $900,000 for 2004 and a bonus as determined in the discretion of the Compensation Committee of the General Partner. In addition, pursuant to the employment agreement, Mr. Goff was provided the right to earn (i) 300,000 shares of restricted stock, one-third of which will be earned on each of February 19, 2005, 2006 and 2007 and (ii) 1,500,000 Unit Options, one-fifth of which will be earned on each of February 19, 2003 through 2007. The Units underlying such Unit Options are exchangeable into two Common Shares of the Company upon the satisfaction of certain conditions, including shareholder approval of the exchange right.

     The salary under the employment agreement, which is not subject to a cap, may be increased at the discretion of the Operating Partnership or, upon the Operating Partnership’s request, the Executive Compensation Committee of the Company may review and ratify all such increases in salary. The Operating Partnership similarly determines any bonus to be paid under the employment agreement, unless it requests the Executive Compensation Committee to review and ratify any such bonuses granted to Mr. Goff.

Agreements Not to Compete

     The Company and the Operating Partnership are dependent on the services of Richard E. Rainwater and John C. Goff. Mr. Rainwater serves as Chairman of the Board of Trust Managers but has no employment agreement with the Company and, therefore, is not obligated to remain with the Company for any specified term. In connection with the initial public offering of the Common Shares in May 1994, each of Messrs. Rainwater and Goff entered into a Noncompetition Agreement with the Company that restricts him from engaging in certain real estate-related activities during specified periods of time.

     The restrictions that Mr. Rainwater’s Noncompetition Agreement imposes will terminate one year after the later to occur of (i) the date on which Mr. Rainwater ceases to serve as a trust manager of the Company, and (ii) the date on which Mr. Rainwater’s beneficial ownership of the Company (including Common Shares and Units) first represents less than a 2.5% ownership interest in the Company. The restrictions that Mr. Goff’s Noncompetition Agreement imposes will terminate one year after Mr. Goff first ceases to be a trust manager or an executive officer of the Company. The Noncompetition Agreements do not, among other things, prohibit Messrs. Rainwater and Goff from engaging in certain activities in which they were engaged at the time of formation of the Company in 1994 or from making certain passive real estate investments.

Compensation Committee Interlocks and Insider Participation

     Messrs. Frank, Rowsey and Worrell, all of whom are members of the Board of Trust Managers of the Company, served as members of the Executive Compensation Committee during 2004. Mr. Frank has borrowed certain funds from the Operating Partnership in connection with the exercise of Options, as described in “Certain Relationships and Related Transactions” below.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth the beneficial ownership of Common Shares for (i) each shareholder of the Company who beneficially owns more than 5% of the Common Shares, (ii) each trust manager and nominee for trust manager, (iii) each Named Executive Officer, and (iv) the trust managers and executive officers of the Company and the General Partner as a group. Unless otherwise indicated in the footnotes, the listed beneficial owner directly owns all Common Shares. (1)

	Number of		Percent of
Name and Address of Beneficial Owner(2)	Common Shares		Common Shares (7)
	(3)(4)(5)(6)
Richard E. Rainwater	16,621,283	(8)	15.4%
John C. Goff	4,835,471	(9)	4.8%
Dennis H. Alberts	350,270		*
Anthony M. Frank	117,827		*
William F. Quinn	135,019		*
Paul E. Rowsey, III	113,427		*
Robert W. Stallings	71,300	(10)	*
Terry N. Worrell	64,000	(11)	*
Kenneth S. Moczulski	182,200	(12)	*
Jane E. Mody	9,532	(13)	*
Jerry R. Crenshaw, Jr.	299,155	(14)	*
American Express Financial Corporation	5,073,700	(15)	5.2%
200 AXP Financial Center
Minneapolis, MN 55474
Trust Managers and Executive Officers as a Group (16 persons)	23,556,493	(8)(9)	22.3%
	(10)(11)(12)(13)(14)

*	Less than 1%

(1)	All information is as of April 28, 2005 (the “Record Date”), unless otherwise indicated. The number of Common Shares beneficially owned is reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Accordingly, the number of Common Shares a person beneficially owns includes (i) the number of Common Shares that such person has the right to acquire within 60 days of the Record Date upon the exercise of options (“Stock Options”) granted pursuant to the 1994 Crescent Real Estate Equities, Inc. Stock Incentive Plan (the “1994 Plan”) or the 1995 Crescent Real Estate Equities Company Stock Incentive Plan, as amended (the “1995 Plan”), (ii) the number of Common Shares that may be issued within 60 days of the Record Date upon exchange of partnership units of the Operating Partnership (“Units”) that such person owns for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange), and (iii) the number of Common Shares that may be issued within 60 days of the Record Date upon exercise of options (the “Plan Unit Options”) granted under the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (the “Unit Plan”), to purchase Units and the subsequent exchange of such Units for Common Shares, with such exchange made on the basis of two Common Shares for each Unit exchanged (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange). In addition, the number of Common Shares a person beneficially owns is deemed to include the number of Common Shares issuable upon conversion of the Series A Convertible Cumulative Preferred Shares (the “Series A Preferred Shares”), each of which is currently convertible into .6119 Common Shares. As of the Record Date, with the exception of one executive officer who owns less than 1%, none of the persons listed in the Beneficial Ownership table and no executive officer not listed in the table beneficially owned any Series A Preferred Shares.

(2)	Unless otherwise indicated, the address of each beneficial owner is 777 Main Street, Suite 2100, Fort Worth, Texas 76102.

(3)	The number of Common Shares the following persons beneficially own includes the number of Common Shares indicated due to the vesting of unexercised Stock Options, as follows: John C. Goff — 400,000; Dennis H. Alberts — 203,400; Anthony M. Frank — 84,000; William F. Quinn — 95,200; Paul E. Rowsey, III — 92,400, Robert W. Stallings — 14,000; Terry N. Worrell — 14,000; Kenneth S. Moczulski — 182,000; Jerry R. Crenshaw, Jr. — 165,000; and Trust Managers and Executive Officers as a Group — 1,659,765.

(4)	The number of Common Shares the following persons beneficially own includes the number of Common Shares owned indirectly through participation in the General Partner’s 401(k) Plan as of March 31, 2005, as follows: John C. Goff — 13,173; Jerry R. Crenshaw, Jr. — 6,463, and Trust Managers and Executive Officers as a Group — 36,370.

(5)	The number of Common Shares the following persons beneficially own includes the number of Common Shares that may be issued upon exchange of Units that such person owns, as follows: Richard E. Rainwater — 11,447,344; John C. Goff — 1,812,970; and Trust Managers and Executive Officers as a Group — 13,260,314.

(6)	The number of Common Shares the following persons beneficially own includes the number of Common Shares owned through participation in the General Partner’s Employee Stock Purchase Plan as of March 31, 2005, as follows: John C. Goff — 2,415; and Trust Managers and Executive Officers as a Group — 2,671.

(7)	The percentage of Common Shares that a person listed in the Beneficial Ownership table beneficially owns assumes that (i) as to that person, all Units are exchanged for Common Shares, all Series A Preferred Shares are exchanged for Common Shares, all Stock Options exercisable within 60 days of the Record Date are exercised and all Plan Unit Options exercisable within 60 days of the Record Date are exercised and the Units so acquired are subsequently exchanged for Common Shares, and (ii) as to all other persons, no Units are exchanged for Common Shares, no Series A Preferred Shares are converted into Common Shares, and no Stock Options or Plan Unit Options are exercised.

(8)	The number of Common Shares that Mr. Rainwater beneficially owns includes 744,704 Common Shares and 519,610 Common Shares that may be issued upon exchange of Units that Darla Moore, Mr. Rainwater’s spouse, beneficially owns. Mr. Rainwater disclaims beneficial ownership of these Common Shares. In addition, the number of Common Shares that Mr. Rainwater beneficially owns includes 2,958,238 Common Shares and 6,320,468 Common Shares that may be issued upon exchange of Units that Mr. Rainwater owns indirectly, including (i) 12,525 Common Shares and 49,506 Common Shares that may be issued upon exchange of Units owned by Rainwater, Inc., a Texas corporation, of which Mr. Rainwater is a director and the sole owner, (ii) 10,586 Common Shares and 6,270,962 Common Shares that may be issued upon exchange of Units owned by Office Towers LLC, a Nevada limited liability company, of which Mr. Rainwater and Rainwater, Inc. own an aggregate 100% interest, and (iii) 2,935,127 Common Shares owned by the Richard E. Rainwater 1995 Charitable Remainder Unitrust No. 1, of which Mr. Rainwater is the settlor and has the power to remove the trustee and designate a successor, including himself.

(9)	The number of Common Shares that Mr. Goff beneficially owns includes (i) 152,560 Common Shares that may be issued upon exchange of Units that Goff Family, L.P., a Delaware limited partnership, owns, (ii) 1,223,102 Common Shares that may be issued upon exchange of Units due to the vesting of Plan Unit Options and (iii) 200,000 shares of restricted stock, which will vest (i.e., the restrictions will lapse) one-half on February 19, 2006 and one-half on February 19, 2007. Mr. Goff disclaims beneficial ownership of the Common Shares that may be issued upon exchange of Units that Goff Family, L.P. owns in excess of his pecuniary interest in such Units. Mr. Goff has sole voting power with respect to the shares of restricted stock.

(10)	The number of Common Shares that Mr. Stallings beneficially owns includes 13,500 Common Shares in an IRA account which is owned by Linda E. Stallings, Mr. Stallings’ spouse. Mr. Stallings disclaims beneficial ownership of such Common Shares.

(11)	The number of Common Shares that Mr. Worrell beneficially owns includes 50,000 Common Shares in a joint brokerage account of which Mr. Worrell and his spouse, Sharon Worrell, share voting and investment power.

(12)	The number of Common Shares that Mr. Moczulski beneficially owns includes 200 Common Shares that are owned by The Kenneth and Cara Moczulski Living Trust, of which Mr. Moczulski and his spouse Cara A. Moczulski are co-settlors, co-beneficiaries and co-trustees. Mr. Moczulski disclaims beneficial ownership of all shares held by the Trust in excess of his pecuniary interest in the Trust.

(13)	The number of Common Shares that Ms. Mody beneficially owns includes 9,532 Common Shares owned by the Mody Family Living Trust, of which Ms. Mody and her spouse Haji Mody are the trustees and beneficiaries.

(14)	The number of Common Shares that Mr. Crenshaw beneficially owns includes 8,092 Common Shares in joint brokerage account of which Mr. Crenshaw and his spouse, Lori Crenshaw, share voting and investment power.

(15)	American Express Financial Corporation (“AMEX”) filed a Schedule 13G (“AMEX Schedule 13G”), as of February 1, 2005, reporting that AMEX beneficially owns 5,073,700 Common Shares. AMEX has shared voting power as to 110,700 of the 5,073,700 Common Shares. AMEX has shared dispositive power as to 5,073,700 of the 5,073,700 Common Shares. All information presented above relating to AMEX is based solely on the AMEX Schedule 13G.

     The following table provides information as of December 31, 2004 regarding equity compensation plans approved by the shareholders and equity compensation plans that were not approved by the shareholders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be	Weighted average exercise	Number of securities remaining
	issued upon exercise of	price of outstanding	available for future issuance
	outstanding options,	options, warrants and	(excluding securities reflected in
Plan Category	warrants and rights (2)(a)	rights (2)(b)	column (a) and footnote (2) (c)
Equity compensation plans approved by security holders(1)	8,445,174	$19.68	1,942,852
Equity compensation plans not approved by security holders(3)	5,374,021	$17.53	265,582

(1)	Amount includes 5,884,930 Common Shares that may be issued following the exercise of Stock Options granted under the 1994 Plan and the 1995 Plan. Amount also includes 2,560,244 Common Shares that may be issued following (i) exercise of Plan Unit Options granted under the Unit Plan to purchase Units on a one-for-one basis and (ii) the subsequent exchange of such Units for Common Shares on the basis of two Common Shares for each Unit (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange).

(2)	Excludes restricted Common Share grants and Common Shares issued to trust managers in lieu of board fees. No exercise price is required to be paid upon vesting of restricted shares. Excludes 1,710,000 restricted Units issued and an additional 92,500 restricted Units issuable under the 2004 LTIP Plan.

(3)	Amount represents the number of Common Shares that may be issued following (i) exercise of options granted pursuant to the 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan and individual agreements to purchase Units and (ii) the subsequent exchange of such Units for Common Shares on the basis of two Common Shares for each Unit (assuming the Company elects to issue Common Shares rather than pay cash upon such exchange). The options have exercise prices equal to the fair market value of the Units on the date of grant, vest over five years and expire ten years from the date of grant.

Item 13. Certain Relationships and Related Transactions

     For purposes of the following discussion, the term “Company” includes, unless the context otherwise requires, the Operating Partnership and the other subsidiaries of the Company and the Operating Partnership, in addition to the Company.

Loans to Trust Managers and Officers for Exercise of Options and Plan Unit Options

     The following discussion describes outstanding loans from the Company to certain of its trust managers and officers. Effective July 29, 2002, the Company ceased offering to its employees and trust managers the option to obtain loans pursuant to the Company’s stock and unit incentive plans.

     Loans to Trust Manager for Exercise of Options. As of November 26, 1999, the Company had loaned to Mr. Frank, an independent trust manager of the Company, an aggregate of $398,889.40, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Frank used the proceeds of the loans, together with an aggregate of $187.00 in cash, to acquire an aggregate of 26,200 Common Shares pursuant to the exercise of 26,200 Stock Options that were granted to him under the 1994 Plan and the 1995 Plan. Mr. Frank’s loans are secured by an aggregate of 26,200 Common Shares that Mr. Frank owns. The loans to Mr. Frank are due and payable in one installment on July 28, 2012. The interest rate on Mr. Frank’s loans is 2.52% per year. As of April 27, 2005, no accrued interest due and payable was outstanding on Mr. Frank’s loans.

     Loans to Officers for Exercise of Options and Plan Unit Options. Effective November 4, 1999, the Company loaned $26,272,631.46 to John C. Goff, on a recourse basis, pursuant to the 1994 Plan, the 1995 Plan and the Unit Plan. Mr. Goff used the proceeds of the loan, together with $4,452.04 in cash, to acquire an aggregate of 445,204 Common Shares pursuant to the exercise of 445,204 Stock Options that were granted to him under the 1995 Plan and 571,428 Operating Partnership Units pursuant to the exercise of 571,428 Plan Unit Options that were granted to him pursuant to the Unit Plan. Mr. Goff’s loan is secured by 400,000 Common Shares, 300,000 shares of restricted stock and 1,500,000 Unit Options that Mr. Goff owns. Mr. Goff has assigned the dividends that he will receive on the 300,000 shares of restricted stock to payment of future interest due on his loan. In addition, Mr. Goff is required to use the net proceeds from the sale of any of the 300,000 shares of restricted stock or the 1,500,000 Units underlying the 1,500,000 Unit Options to pay down the amount of his loan.

     As of January 31, 2002, the Company had loaned to David M. Dean an aggregate of $2,538,777.00, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Dean used the proceeds of the loans, together with $1,473.00 in cash, to acquire an aggregate of 147,300 Common Shares pursuant to the exercise of 147,300 Stock Options that were granted to him under the 1994 Plan and the 1995 Plan. Mr. Dean’s loans are secured by an aggregate of 147,300 Common Shares that Mr. Dean owns.

     As of January 31, 2002, the Company had loaned to Theresa E. Black, Vice President, Tax, of the General Partner and Mr. Dean’s spouse, an aggregate of $524,857.50, on a recourse basis, pursuant to the 1995 Plan. Ms. Black used the proceeds of the loans, together with $330.00 in cash, to acquire an aggregate of 33,000 Common Shares pursuant to the exercise of 33,000 Stock Options that were granted to her under the 1995 Plan. Ms. Black’s loans are secured by an aggregate of 33,000 Common Shares that Ms. Black owns.

     As of July 24, 2002, the Company had loaned to Jerry R. Crenshaw, Jr. an aggregate of $1,875,237.00, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Crenshaw used the proceeds of the loans, together with $1,188.00 in cash, to acquire an aggregate of 118,800 Common Shares pursuant to the exercise of 118,800 Stock Options that were granted to him on under the 1994 Plan and the 1995 Plan. Mr. Crenshaw’s loans are secured by an aggregate of 118,800 Common Shares that Mr. Crenshaw owns.

     As of July 23, 2002, the Company had loaned to John L. Zogg, Jr. an aggregate of $2,779,043.00, on a recourse basis, pursuant to the 1994 Plan and the 1995 Plan. Mr. Zogg used the proceeds of the loans, together with $1,582.00 in cash, to acquire an aggregate of 158,200 Common Shares pursuant to the exercise of 133,200 Stock Options that were granted to him under the 1994 Plan and the 1995 Plan. On June 7, 2001, Mr. Zogg sold 100 of the Common Shares and used the proceeds (in the amount of $1,618.75) to reduce the principal amount of one of the loans to $635,471.25, reducing the aggregate amount outstanding on such date to $2,777,424.25. On July 1, 2001, Mr. Zogg paid the Company in full for the principal balance and interest due on a second loan (an aggregate of $215,711.70), reducing the aggregate amount outstanding as of July 23, 2002 to $2,570,431.25. Mr. Zogg’s loans are secured by an aggregate of 144,900 Common Shares that Mr. Zogg owns.

     As of April 17, 2001, the Company had loaned to Dennis H. Alberts $1,083,150.00, on a recourse basis, pursuant to the 1995 Plan. Mr. Alberts used the proceeds of the loan, together with $600.00 in cash, to acquire 60,000 Common Shares pursuant to the exercise of 60,000 Stock Options under the 1995 Plan. Mr. Albert’s loan is secured by 60,000 Common Shares that Mr. Alberts owns.

     Each of the loans to Mr. Goff, Mr. Dean, Ms. Black, Mr. Crenshaw, Mr. Zogg and Mr. Alberts are due and payable in one installment on July 28, 2012. The interest rate for each of the loans is 2.52% per year. As of April 27, 2005, no accrued interest due and payable was outstanding on any of these loans.

Transactions with COPI

     On February 14 2002, the Company entered into an agreement with Crescent Operating, Inc., or COPI, pursuant to which the Company and COPI agreed to jointly seek approval by the bankruptcy court of a pre-packaged bankruptcy plan for COPI. The Company agreed to fund certain of COPI’s costs, claims and expenses relating to the bankruptcy and related transactions. During the year ended December 31, 2004, the Company loaned to COPI, or paid directly on COPI’s behalf, approximately $2.6 million to fund these costs, claims and expenses. The Company also agreed to issue common shares with a minimum dollar value of approximately $2.2 million to the COPI stockholders.

     In addition, the Company agreed to use commercially reasonable efforts to assist COPI in arranging COPI’s repayment of its $15.0 million obligation to Bank of America, together with any accrued interest. COPI obtained the loan from Bank of America primarily to participate in investments with the Company. As a condition to making the loan, Bank of America required Richard E. Rainwater, the Chairman of the Company’s Board of Trust Managers, and John C. Goff, the Vice-Chairman of the Company’s Board of Trust Managers and the Company’s Chief Executive Officer, to enter into a support agreement with COPI and Bank of America, pursuant to which Messrs. Rainwater and Goff agreed to make additional equity investments in COPI under certain circumstances. COPI used the proceeds of the sale of its interest in AmeriCold Logistics LLC to repay Bank of America in full.

     Pursuant to the agreement, the current and former directors and officers of COPI and the Company’s current and former trust managers and officers received a release from COPI of liability for any actions taken prior to February 14, 2002, and received certain liability releases from COPI and its stockholders under the COPI bankruptcy plan. Messrs. Rainwater and Goff are, respectively, the Chairman of the Board and the Vice Chairman of the Board of the Company and, until February 14, 2002, were also, respectively, the Chairman of the Board and the Vice Chairman of the Board of COPI. In addition, Mr. Goff serves as the Chief Executive Officer of the Company and the General Partner and as the sole director of the General Partner and, until February 14, 2002, also served as Chief Executive Officer of COPI. Messrs. Frank and Rowsey are members of the Board of the Company and, until their resignations on February 14, 2002, were members of the board of directors of COPI.

     On March 10, 2003, COPI filed a plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. On June 22, 2004, the bankruptcy court confirmed the bankruptcy plan, as amended. On November 4, 2004, COPI sold its interest in AmeriCold Logistics, LLC to AmeriCold Realty Trust for approximately $19.1 million. In accordance with the confirmed bankruptcy plan, COPI used approximately $15.4 million of the proceeds to repay the loan from Bank of America, including accrued interest. In addition, in accordance with the bankruptcy plan, COPI used approximately $4.4 million of the proceeds to satisfy a portion of its debt obligations to the Company.

     On January 19, 2005, the bankruptcy plan became effective upon COPI’s providing notification to the bankruptcy court that all conditions to effectiveness had been satisfied. Following the effectiveness of the bankruptcy plan, the Company issued 184,075 Common Shares to the stockholders of COPI in satisfaction of the Company’s final obligation under the agreement with COPI. The Common Shares were valued at approximately $3.0 million in accordance with the terms of the Company’s agreement with COPI and the provisions of the bankruptcy plan. As stockholders of COPI, certain of the Company’s trust managers and executive officers, as a group, received an aggregate of 25,946 Common Shares. Of this amount 19,347 Common Shares were issued to Richard E. Rainwater, the Chairman of the Board of Trust Managers of the Company, and certain of his affiliates and an aggregate of 6,599 Common Shares were issued to other trust managers and executive officers of the Company who held stock in COPI.

DBL Holdings, Inc.

     Between June 1999 and December 2000, the Company contributed approximately $24.2 million to DBL Holdings, Inc. (“DBL”). The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly owned subsidiary of DBL, which committed to purchase an affiliated partnership interest representing a 12.5% interest in G2 Opportunity Fund, LP (“G2”). G2 was formed for the purpose of investing principally in commercial mortgage backed securities and is managed and controlled by an entity (the “G2 General Partner”) that is owned equally by Goff-Moore

Strategic Partners, L.P. (“GMSP”) and GMAC Commercial Mortgage Corporation. The G2 General Partner is entitled to an annual asset management fee. Additionally, the G2 General Partner has a 1% interest in profits and losses of G2 and, after payment of specified amounts to partners, a promoted interest based on payments to unaffiliated limited partners. As an affiliated limited partner, DBL-ABC, Inc.’s returns are not impacted by the G2 General Partner’s promoted interest. As of December 31, 2004, DBL-ABC, Inc. has received approximately $22.4 million cumulative distributions. The investment balance as of December 31, 2004, was approximately $13.0 million. In February 2005, the Company received a cash distribution of approximately $17.9 million from DBL, bringing the total distributions to $40.3 million on an initial investment of $24.2 million.

     The ownership structure of GMSP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of the Board of Trust Managers of the Company, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of the Company’s Board of Trust Managers and Chief Executive Officer of the Company. The remaining approximately 2% general partnership interest is owned by unrelated parties. The Company reimbursed GMSP for the part-time services of an accountant in the amount of $130,180.00 for 2004.

Canyon Ranch

     On January 18, 2005, the Company contributed the Canyon Ranch Tucson destination resort property, the Company’s 50% interest and the Company’s preferred interest in CR Las Vegas, LLC and the Company’s 30% interest in CR License, L.L.C., CR License II, L.L.C., CR Orlando LLC and CR Miami LLC, to two newly formed entities, CR Spa, LLC and CR Operating, LLC. In exchange, the Company received a 48% common equity interest in each new entity. The remaining 52% interest in these entities is held by the founders of Canyon Ranch, who contributed their interests in CR Las Vegas, LLC, CR License II, L.L.C., CR Orlando LLC and CR Miami LLC and the resort management contracts. In addition, the Company sold the Canyon Ranch Lenox destination resort property to a subsidiary of CR Operating, LLC. The founders of Canyon Ranch sold their interest in CR License, L.L.C. to a subsidiary of CR Operating, LLC. As a result of these transactions, the new entities own the following assets: Canyon Ranch Tucson, Canyon Ranch Lenox, Canyon Ranch SpaClub at the Venetian Resort in Las Vegas, Canyon Ranch SpaClub on the Queen Mary 2 ocean liner, Canyon Ranch Living Community in Miami, Florida, Canyon Ranch SpaClub at The Gaylord Palms Resort in Kissimmee, Florida, and the Canyon Ranch trade names and trademarks.

     In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. In this private placement, Richard E. Rainwater, Chairman of the Company’s Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units on terms identical to those extended to all other investors. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. At the end of this period, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. The units are redeemable after seven years. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox destination resort properties. As a result of these transactions, the Company received proceeds of approximately $91.9 million, which were used to pay down or defease debt related to the Company’s previous investment in the properties and to pay down the Company’s credit facility.

     In connection with this transaction, the Company has agreed to indemnify the founders regarding the tax treatment of this transaction, not to exceed $2.5 million, and other matters. The Company believes there is a remote likelihood that payment will ever be made related to these indemnities.

Other

     The Company has a policy which allows employees to purchase the Company’s residential properties marketed and sold by the Company’s subsidiaries in the ordinary course of business. This policy requires the individual to purchase the property for personal use or investment and requires the property to be held for at least two years. In addition, this policy requires, among other things, that the prices paid by affiliates must be equivalent to the prices paid by unaffiliated third parties for similar properties in the same development and that the other terms and conditions of the transaction must be at least as beneficial to the Company as the terms and conditions with respect to the other properties in the same development. In the first quarter of 2005, two executive officers entered into binding contracts to purchase three condominium units at two of the Company’s residential development projects for aggregate consideration of approximately $3,295,000.

     Management believes that the foregoing transactions are on terms no less favorable than those that could have been obtained in comparable transactions with unaffiliated parties.

Item 14. Principal Accountant Fees and Services

     Fiscal 2004 and 2003 Audit Firm Fee Summary. During fiscal years 2004 and 2003, the Company retained Ernst & Young LLP to provide services in the following categories and amounts:

	Fiscal Year 2004	Fiscal Year 2003
Audit Fees	$3,980,185	$1,342,500
Audit Related Fees (1)	398,395	650,000
Tax Fees (2)	939,099	858,500
All Other Fees	0	2,000	(3)

Total	$5,317,679	$2,853,000

(1)	Audit related fees consist of audit fees incurred for consultation concerning financial accounting and reporting standards, comfort letters, and work performed in connection with SEC offerings and other filings.

(2)	Tax fees include tax consultation and federal and state tax compliance.

(3)	Represents tax software and stock option software.

     Since Ernst & Young LLP was retained in 2002, the Audit Committee has approved in advance all fees paid to and services provided by Ernst & Young LLP. The Audit Committee of the Board of Trust Managers has considered those services provided by Ernst & Young LLP for the Company not provided in conjunction with the audit and review of its financial statements and has determined that such services are compatible with maintaining the independence of Ernst & Young LLP.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2005.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP (Registrant) By: CRESCENT REAL ESTATE EQUITIES, LTD., Its General Partner
By	/s/John C. Goff
John C. Goff
Sole Director and Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2005.

CRESCENT FINANCE COMPANY (Registrant)
By:	/s/ John C. Goff
John C. Goff
Sole Director and Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
3.01	Third Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of January 2, 2003, as amended (filed as Exhibit No. 10.01 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Company 2004 10-K”) of Crescent Real Estate Equities Company (the “Company”) and incorporated herein by reference)

3.02	Certificate of Incorporation of Crescent Finance Company (filed as Exhibit No. 3.02 to the Registration Statement on Form S-4 (File No. 333-89194) of the Registrants (the “Form S-4”) and incorporated herein by reference)

3.03	Bylaws of Crescent Finance Company (filed as Exhibit No. 3.03 to the Form S-4 and incorporated herein by reference)

4.01	Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.1 to the Company’s Current Report on Form 8-K filed April 25, 2002 and incorporated herein by reference)

4.02	Second Amended and Restated Bylaws of Crescent Real Estate Equities Company (filed as Exhibit No. 3.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

4.03	Amended and Restated Registration Rights Agreement among the Registrant, Richard E. Rainwater, Darla D. Moore, Courtney E. Rainwater, Matthew J. Rainwater, R. Todd Rainwater, The Richard E. Rainwater Charitable Remainder Unit Trust No. 2 and Rainwater, Inc. (filed as Exhibit No. 4.05 to Amendment No. 1 to the Form S-4 and incorporated herein by reference)

4	Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrants by this filing agree, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrants

10.01	Noncompetition Agreement of Richard E. Rainwater, as assigned to the Registrant on May 5, 1994 (filed as Exhibit No. 10.02 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the “Company 1997 10-K”) of the Company and incorporated herein by reference)

10.02	Noncompetition Agreement of John C. Goff, as assigned to the Registrant on May 5, 1994 (filed as Exhibit No. 10.03 to the Company 1997 10-K and incorporated herein by reference)

10.03	Employment Agreement by and between the Registrant, the Company and John C. Goff, dated as of February 19, 2002, (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “Company 2002 1Q 10-Q”) of the Company and incorporated herein by reference)

10.04	Form of Officers’ and Trust Managers’ Indemnification Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Registration Statement on Form S-4 (File No. 333-42293) of the Registrant and incorporated herein by reference)

10.05	Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.7 to the Registration Statement on Form S-11 (File No. 33-75188) (the “Form S-11”) of the Company and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.06	Third Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 of the Company and incorporated herein by reference)

10.07	Amendment dated as of November 4, 1999 to the Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the “Company 2000 10-K”) of the Company and incorporated herein by reference)

10.08	Amendment dated as of November 1, 2001 to the Crescent Real Estate Equities Company 1994 Stock Incentive Plan and the Third Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No. 10.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of the Company and incorporated herein by reference)

10.09	Second Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of the Company and incorporated herein by reference)

10.10	1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (filed as Exhibit No. 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 of the Company and incorporated herein by reference)

10.11	Amendment dated as of November 5, 1999 to the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.13 to the Company 2000 10-K and incorporated herein by reference)

10.12	Crescent Real Estate Equities, Ltd. Dividend Incentive Unit Plan (filed as Exhibit No. 10.14 to the Company 2000 10-K and incorporated herein by reference)

10.13	Annual Incentive Compensation Plan for select Employees of Crescent Real Estate Equities, Ltd. (filed as Exhibit No. 10.15 to the Company 2000 10-K and incorporated herein by reference)

10.14	Form of Registration Rights, Lock-up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by references)

10.15	Restricted Stock Agreement by and between the Company and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.02 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.16	Unit Option Agreement pursuant to the 1996 Plan by and between the Registrant and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of the Company and incorporated herein by reference)

10.17	Unit Option Agreement by and between the Registrant and John C. Goff, dated as of February 19, 2002 (filed as Exhibit No. 10.04 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.18	Unit Option Agreement by and between the Registrant and Dennis H. Alberts, dated as of February 19, 2002 filed as Exhibit No. 10.05 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.19	Unit Option Agreement by and between the Registrant and Kenneth S. Moczulski, dated as of February 19, 2002 (filed as Exhibit No. 10.06 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.20	Unit Option Agreement by and between the Registrant and David M. Dean, dated as of February 19, 2002 (filed as Exhibit No. 10.07 to the Company 2002 1Q 10-Q and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
10.21	Unit Option Agreement by and between the Registrant and Jane E. Mody, dated as of February 19, 2002 (filed as Exhibit No. 10.08 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.22	Unit Option Agreement by and between the Registrant and Jerry R. Crenshaw, Jr., dated as of February 19, 2002 (filed as Exhibit No. 10.09 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.23	Unit Option Agreement by and between the Registrant and Jane B. Page, dated as of February 19, 2002 (filed as Exhibit No. 10.10 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.24	Unit Option Agreement by and between the Registrant and John L. Zogg, Jr., dated as of February 19, 2002 (filed as Exhibit No. 10.11 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.25	Unit Option Agreement by and between the Registrant and Dennis H. Alberts, dated as of March 5, 2001 (filed as Exhibit No. 10.12 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.26	2004 Crescent Real Estate Equities Limited Partnership Long-Term Incentive Plan (filed as Exhibit No. 10.27 to the Company 2004 10-K and incorporated herein by reference)

10.27	Revolving Credit Agreement of Crescent Real Estate Funding VIII, L.P., dated February 8, 2005, and Unconditional Guaranty of Payment and Performance of Crescent Real Estate Equities Limited Partnership (filed as Exhibit No. 10.28 to the Company 2004 10-K and incorporated herein by reference)

10.28	Contribution Agreement effective as of November 10, 2004 relating to the contribution by Crescent Real Estate Funding I, L.P. of The Crescent Officer Property to Crescent Big Tex I, L.P. (filed as Exhibit No. 10.29 to the Company 2004 10-K and incorporated herein by reference)

10.29	Purchase and Sale Agreement effective as of November 10, 2004 relating to the sale by Crescent Real Estate Equities Limited Partnership of Houston Center Office Property to Crescent Big Tex I, L.P. (filed as Exhibit No. 10.30 to the Company 2004 10-K and incorporated herein by reference)

10.30	Purchase and Sale Agreement effective as of November 10, 2004 relating to the sale by Crescent Real Estate Funding X, L.P. of Post Oak Central Office Property to Crescent Big Tex I, L.P. (filed as Exhibit No. 10.31 to the Company 2004 10-K and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT
*12.01	Statement Regarding Computation of Ratios of Earnings to Fixed Charges

21.01	List of Subsidiaries (filed as Exhibit No. 21.01 to the Company 2004 10-K and incorporated herein by reference)

*23.01	Consent of Ernst & Young LLP

*23.02	Consent of Ernst & Young LLP

31.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Previously filed.