Form 10-K
period 2005-12-31
CRESCENT FINANCE CO; CRESCENT REAL ESTATE EQUITIES LTD PARTNERSHIP
filed 2006-03-16
CIK 1174272, 1010958

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-42293
                                                333-89194-01
CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CRESCENT FINANCE COMPANY *

(Exact name of registrant as specified in its charter)

DELAWARE DELAWARE	75-2531304 42-1536518

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
777 Main Street, Suite 2100, Fort Worth, Texas 76102

(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code (817) 321-2100

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑           NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐           NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.
YES ☑           NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                      Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑
As of June 30, 2005, the aggregate market value of the 2,742,487 units of limited partnership interest held by non-affiliates of the registrant was approximately $102.8 million, based on the closing price on the New York Stock Exchange of $18.75 for common shares of beneficial interest of Crescent Real Estate Company. Each unit is exchangeable for two common shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission for Crescent Real Estate Company’s 2006 Annual Meeting of Shareholders to be held in May 2006 are incorporated by reference into Part III.

*Crescent Finance Company meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format.

PART I
Item 1. Business
     References to “we,” “us,” “our” and “the Operating Partnership” refer to Crescent Real Estate Equities Limited Partnership, and, unless the context otherwise requires, our direct and indirect subsidiaries; “Crescent” refers to Crescent Real Estate Equities Company and “the General Partner” refers to Crescent Real Estate Equities, Ltd., our sole general partner.
THE OPERATING PARTNERSHIP
     We were formed under the terms of a limited partnership agreement dated February 9, 1994. We are controlled by Crescent through Crescent’s ownership of all of the outstanding stock of our General Partner, which owns a 1% general partner interest in us. In addition, Crescent owns an approximately 81% limited partner interest in us, with the remaining approximately 18% limited partner interest held by other limited partners.
     All of our limited partners, other than Crescent, own, in addition to limited partner interests, units. Each unit generally entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of Crescent or, at Crescent’s option, an equivalent amount of cash. For purposes of this report, the term “unit” or “unit of partnership interest” refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of December 31, 2005, Crescent’s approximately 81% limited partner interest has been treated as equivalent, for purposes of this report, to 50,099,660 units and the remaining approximately 18% limited partner interest has been treated as equivalent, for purposes of this report, to 11,416,173 units. In addition, Crescent’s 1% general partner interest has been treated as equivalent, for purposes of this report, to 621,372 units.
     Crescent owns its assets and carries on its operations and other activities through us and our subsidiaries. Our limited partnership agreement acknowledges that all of Crescent’s operating expenses are incurred for our benefit and provides that we will reimburse Crescent for all such expenses.
     Crescent Finance Company, a Delaware corporation wholly-owned by us, was organized in March 2002 for the sole purpose of acting as co-issuer with us of $375.0 million aggregate principal amount of 9.25% senior notes due 2009. Crescent Finance Company does not conduct operations of its own.
     Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “plans,” “intends,” “estimates,” “anticipates,” “expects,” “believes” or similar expressions in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors, see “Item 1A. Risk Factors” in this Form 10-K.
     For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-K.
     At December 31, 2005, our assets and operations consisted of four investment segments:
•	Office Segment;

•	Resort Residential Development Segment;

•	Resort/Hotel Segment; and

•	Temperature-Controlled Logistics Segment.
     Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of December 31, 2005:

•	Office Segment consisted of 75 office properties, which we refer to as the Office Properties, located in 26 metropolitan submarkets in seven states, with an aggregate of approximately 30.7 million net rentable square feet. Fifty-four of the Office Properties are wholly-owned and 21 are owned through joint ventures, one of which is consolidated in our financial statements contained in Item 8, “Financial Statements and Supplementary Data,” and 20 of which are unconsolidated.

•	Resort Residential Development Segment consisted of our ownership of common stock representing interests of 98% to 100% in four Resort Residential Development Corporations and two limited partnerships, which are consolidated. These Resort Residential Development Corporations, through partnership arrangements, owned in whole or in part 23 active and planned upscale resort residential development properties, which we refer to as the Resort Residential Development Properties.

•	Resort/Hotel Segment consisted of five luxury and destination fitness resorts and spas with a total of 1,034 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Five of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated and two are owned through joint ventures that are unconsolidated.

•	Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT. As of December 31, 2005, AmeriCold operated 101 facilities, of which 84 were wholly-owned, one was partially-owned and sixteen were managed for outside owners. The 85 owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 437.2 million cubic feet (17.4 million square feet) of warehouse space. AmeriCold also owned two quarries and the related land.
     See Note 3, “Segment Reporting,” included in Item 8, “Financial Statements and Supplementary Data,” for a table showing selected financial information for each of these investment segments for the three years ended December 31, 2005, 2004 and 2003, and total assets, consolidated property level financing, consolidated other liabilities and minority interests for each of these investment segments at December 31, 2005 and 2004.
     See Note 1, “Organization and Basis of Presentation,” included in Item 8, “Financial Statements and Supplementary Data,” for a table that lists the principal subsidiaries of the Operating Partnership and the properties that they own.
     See Note 10, “Investments in Unconsolidated Companies,” included in Item 8, “Financial Statements and Supplementary Data,” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of December 31, 2005.
Business Objectives and Strategies Overview
     We are the Operating Partnership of Crescent Real Estate Equities Company, a REIT, with our assets and operations divided into four investment segments: Office, Resort Residential Development, Resort/Hotel and Temperature-Controlled Logistics. Our primary business objective is to be the recognized leader in real estate investment management of premier commercial office assets and to allocate capital to high-yielding resort and resort residential real estate. We strive to provide an attractive return on equity to Crescent’s shareholders and our unitholders, through our focus on increasing earnings, cash flow growth and predictability, and continually strengthening our balance sheet. We also strive to attract and retain the best talent available, to align their interests with the interests of Crescent’s shareholders and our unitholders and to empower management through the development and implementation of a cohesive set of operating, investing and financing strategies. Our overall business strategy has two key elements.
     First, we seek to capitalize on our award-winning office management platform. We intend to accomplish this by investing in premier office properties in select markets that offer attractive returns on invested capital. Our strategy is to align ourselves with institutional partners and become a significant manager of institutional capital. We believe this partnering makes us more competitive in acquiring new properties, and it enhances our return on equity by 300 to 500 basis points when compared to the returns we receive as a 100% owner. Where possible, we strive to negotiate performance-based incentives that allow for additional equity to be earned if return targets are exceeded. We were able to realize this increased return on equity from our promoted interest earned on the sale of Five Houston Center in December 2005.

     Consistent with this strategy, we continually evaluate our existing portfolio for potential joint-venture opportunities. We currently hold 48% of our office portfolio in joint ventures, and we will continue to joint venture more assets in our portfolio, which will enable us to further increase our return on equity as well as gain access to equity for reinvestment.
     We also seek to selectively develop new office properties where we see the opportunity for attractive returns. We started construction in the third quarter of 2005 on a new 239,000 square-foot office building as an addition to the Hughes Center complex in Las Vegas, Nevada. We recently entered into a joint venture with Hines to develop a 265,000 square-foot office building in Irvine, California, and we also entered into a joint venture with JMI Realty to co-develop a 233,000 square-foot, three-building office complex in San Diego, California. Additionally, we provide mezzanine financing to other office and hotel investors where we see attractive returns relative to owning the equity. We have entered into approximately $187.7 million of mezzanine financing investments, of which approximately $124.7 million relates to Office Properties, since the end of 2004. Subsequent to December 31, 2005, two of our mezzanine investments totaling $50.3 million were repaid.
     Second, we invest in real estate businesses that offer returns equal to or superior to what we are able to achieve in our office investments. We develop and sell residential properties in resort locations primarily through Harry Frampton and his East West Partners development team with the most significant project in terms of future cash flow being our investment in Tahoe Mountain Resorts in California. This development encompasses more than 2,500 total lots and units, of which 340 have been sold, 89 are currently in inventory, and over 2,150 are scheduled for development over the next 14 years, and is expected to generate in excess of $4.7 billion in sales. We expect our investment in Tahoe to be a long-term source of earnings and cash flow growth as new projects are designed and developed. We view our resort residential developments as a business and believe that, beyond the net present value of existing projects, there is value in our strategic relationships with the development teams and our collective ability to identify and develop new projects.
     In 2005, we also completed the recapitalization of our Canyon Ranch investment. We believe Canyon Ranch is well positioned for significant growth, with a large portion of this growth over the near term coming from the addition of several Canyon Ranch Living communities. The focal point of these communities is a large, comprehensive wellness facility. Canyon Ranch will partner with developers on these projects and earn fees for the licensing of the brand name, design and technical services, and the ongoing management of the facilities. Canyon Ranch currently has one such development under construction in Miami Beach and others are under consideration or in negotiation.
Available Information
     You can find Crescent’s website on the Internet at www.crescent.com. Crescent provides free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.
     We do not maintain a separate website and our reports are not included on Crescent’s website. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports can be found at the SEC’s website on the Internet at www.sec.gov.
Employees
     As of February 23, 2006, we had approximately 749 employees. None of these employees are covered by collective bargaining agreements. We consider our employee relations to be good.
Tax Status
     We are the Operating Partnership of Crescent, which has elected to be taxed as a REIT under Sections 856 through 860 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and operate in a manner intended to enable it to continue to qualify as a REIT. As a REIT, Crescent generally will not be subject to corporate federal income tax on net income that it currently distributes to its shareholders, provided that it satisfies certain organizational and operational requirements including the requirement to distribute at least 90% of its REIT taxable income to its shareholders each year. If Crescent fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Crescent is subject to certain state and local taxes.

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
Environmental Matters
     We and our Properties are subject to a variety of federal, state and local environmental, health and safety laws, including:
•	Comprehensive Environmental Response, Compensation, and Liability Act, as amended (CERCLA);

•	Resource Conservation & Recovery Act;

•	Clean Water Act;

•	Clean Air Act;

•	Toxic Substances Control Act; and

•	Occupational Safety & Health Act.
     The application of these laws to a specific property that we own will be dependent on a variety of property-specific circumstances, including the former uses of the property and the building materials used at each property. Under certain environmental laws, principally CERCLA and comparable state laws, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. They may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs such parties incur in connection with the contamination, whether or not the owner or operator knew of, or was responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site also may be liable under certain environmental laws and common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.
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

INDUSTRY SEGMENTS
Office Segment
Ownership Structure
     As of December 31, 2005, we owned or had an interest in 75 Office Properties located in 26 metropolitan submarkets in seven states, with an aggregate of approximately 30.7 million net rentable square feet. As lessor, we have retained substantially all of the risks and benefits of ownership of the Office Properties and account for the leases of our 55 consolidated Office Properties as operating leases. Fifty-four of the Office Properties are wholly-owned and 21 are owned through joint ventures, one of which is consolidated and 20 of which are unconsolidated. Additionally, we provide management and leasing oversight services for all of our Office Properties.
Market Information
     The Office Property portfolio reflects our strategy of investing in first-class assets within markets that have significant potential for long-term rental growth. Within our selected submarkets, we have focused on premier locations that management believes are able to attract and retain the highest quality tenants and command premium rents. Consistent with our long-term investment strategies, we have sought new acquisitions that have strong economic returns based on in-place tenancy and/or strong value-creation potential given the market and our core competencies. Moreover, we have also sought assets with dominant positions within their markets and submarkets due to quality and/or location, which mitigates the risks of market volatility. Accordingly, management’s long-term investment strategy not only demands an acceptable current cash flow return on invested capital, but also considers long-term cash flow growth prospects. We apply a well-defined leasing strategy in order to capture the potential rental growth in our portfolio of Office Properties from occupancy gains within the markets and the submarkets in which we have invested.
     In selecting the Office Properties, we have analyzed demographic, economic and market data to identify metropolitan areas expected to enjoy significant long-term employment and office demand growth. The markets in which we are currently invested are projected to continue to exceed national employment and population growth rates, as illustrated in the following table. In addition, we consider these markets “demand-driven.” Our office investment strategy also includes metropolitan regions with above national average economic expansion rates combined with significant office development supply constraints. Additionally, our investment strategy seeks geographic and regional economic diversification within markets expected to experience excellent economic and office demand growth.
     Our major office markets, which include Dallas, Houston, Austin, Denver, Miami and Las Vegas, currently enjoy rising employment and are anticipated to be among the leading metropolitan areas for population and employment growth over the next three years.
     Projected Population Growth and Employment Growth for Our Markets

	Population	Employment
	Growth	Growth
Metropolitan Statistical Area	2006-2008	2006-2008
United States	3.3%	4.5%
Atlanta, GA	6.6	5.7
Austin, TX	8.6	12.2
Dallas, TX	6.1	7.6
Denver, CO	3.6	4.8
Fort Worth, TX	6.2	7.9
Houston, TX	5.6	7.6
Las Vegas, NV	10.2	6.7
Miami, FL	3.0	2.5
Orange County, CA	3.7	5.6
Seattle, WA	4.8	8.3

Source:	Reis, Inc., data represents total percentage change for years 2006, 2007 and 2008.

Unemployment Rates for Our Markets

	As of December 31,
Market	2005	2004
United States	4.6%	5.1%
Texas	4.8	5.8
Dallas	4.7	5.7
Houston	5.3	5.9
Austin	3.9	4.7
Denver	4.6	5.4
Miami	3.7	5.5
Las Vegas	3.5	3.8

Source:	U.S. Bureau of Labor Statistics and Texas Workforce Commission. Not seasonally adjusted.
     The performance of all of our office markets improved in 2005. Occupancy rose in all of our major markets except Dallas. Dallas would have had a positive absorption of over 1.5 million square feet had not three essentially vacant owner-occupied buildings been sold for multi-tenant use. In all other measures, Dallas is showing slow improvement. Net absorption was positive in all but one of our major markets. Houston had negative absorption in the first half of the year but a strong fourth quarter 2005 performance of 1.2 million square feet. The Denver and Austin markets both experienced substantial improvement in 2005, although Austin’s gains are still primarily in the suburban office markets. Miami and Las Vegas remain among the healthiest office markets in the country.
Office Market Absorption and Occupancy for Our Major Markets

	Economic Net		Economic Net
	Absorption(1)		Absorption(1)		Economic		Economic
	All Classes		Class A		Occupancy(2)		Occupancy(2)
	(in square feet)		(in square feet)		All Classes		Class A
Market	2005	2004	2005	2004	2005	2004	2005	2004
Dallas	(128,000)	1,281,000	1,111,000	759,000	76.7%	77.0%	80.6%	79.5%
Houston	1,201,000	315,000	(204,000)	(328,000)	83.4	83.0	83.7	84.3
Austin	1,079,000	1,098,000	362,000	1,150,000	83.8	81.9	83.2	81.3
Denver	2,864,000	580,0000	799,000	678,000	84.1	82.4	84.8	82.7
Miami	2,308,000	1,507,000	895,000	1,076,000	89.9	89.6	88.7	88.1
Las Vegas	2,068,000	1,892,000	305,000	615,000	91.5	88.8	91.9	91.1

Sources: CoStar Group for non-medical and non-owner-occupied buildings greater than 15,000 square feet (Dallas, Houston, Austin, Denver and Miami); Grubb & Ellis Las Vegas (Las Vegas).
(1) Economic net absorption is the change in leased space from one period to another.
(2) Economic occupancy reflects the occupancy of all tenants paying rent.
     One of the reasons for the improved occupancy in 2005 is that most of our major markets have relatively low levels of construction activity. Therefore, all positive net absorption translates directly into higher occupancy rates. The only market that has significant construction (relative to its size) is Las Vegas, and its occupancy levels demonstrate that this space, which is almost entirely Class B, is being readily absorbed.

Office Market Construction Activity for Our Major Markets

	Office Space		Office Space		Office Space Under
	Completions		Completions		Construction
(in square feet)	All Classes		Class A		2005
Market	2005	2004	2005	2004	All Classes	Class A
Dallas	583,000	462,000	335,000	181,000	2,676,000	2,211,000
Houston	669,000	460,000	312,000	160,000	746,000	439,000
Austin	340,000	222,000	—	74,000	291,000	148,000
Denver	487,000	946,000	—	351,000	1,110,000	364,000
Miami	557,000	1,164,000	36,000	889,000	694,000	328,000
Las Vegas	1,043,000	1,714,000	326,000	210,000	1,865,000	328,000

Sources: CoStar Group (Dallas, Houston, Austin, Denver and Miami); Restrepo Consulting Group, LLC (Las Vegas).
Competition
     Our Office Properties, primarily Class A properties located within the Southwest, individually compete against a wide range of property owners and developers, including property management companies and REITs that offer space in similar classes of office properties (specifically Class A properties). A number of these owners and developers may own more than one property. The number and type of competing properties in a particular market or submarket could have a material effect on our ability to lease space and maintain or increase occupancy or rents in our existing Office Properties. We believe, however, that the quality services and individualized attention that we offer our tenants, together with our active preventive maintenance program and superior building locations within markets, enhance our ability to attract and retain tenants for our Office Properties. In addition, as of December 31, 2005, on a weighted average basis, we owned approximately 13.0% of the Class A office space in the 26 submarkets in which we owned Class A office properties, and 22.7% of the Class B office space in the one submarket in which we owned Class B office properties. We believe that ownership of a significant percentage of office space in a particular market reduces property operating expenses, enhances our ability to attract and retain tenants and potentially results in increases in our net income.
Diversified Tenant Base
     Our top five tenants accounted for approximately 11.5% of our total Office Segment revenues as of December 31, 2005. The loss of one or more of our major tenants would have a temporary adverse effect on our financial condition and results of operations until we are able to re-lease the space previously leased to these tenants. Based on rental revenues from office leases in effect as of December 31, 2005, no single tenant accounted for more than 6.0% of our total Office Segment revenues for 2005.
     In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which will terminate El Paso’s leases relating to a total of 888,000 square feet at Greenway Plaza in Houston, Texas effective December 31, 2007. See “Recent Developments” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on this lease termination.
Resort Residential Development Segment
Ownership Structure
     As of December 31, 2005, we owned equity interests of 98% to 100% in four Resort Residential Development Corporations and two limited partnerships which are consolidated. These Resort Residential Development Corporations, through partnership arrangements, owned in whole or in part 23 active and planned upscale resort residential development properties, which we refer to as the Resort Residential Development Properties. The partnerships, for the majority of which we are not the general partner, are responsible for the continued development and the day-to-day operations of the Resort Residential Development Properties.

Competition and Market Information
     Our Resort Residential Development Properties compete against a variety of other housing alternatives in each of their respective areas. These alternatives include other planned developments, pre-existing single-family homes, condominiums, townhouses and non-owner occupied housing, such as luxury apartments. These developments focus primarily on the buying power of aging baby boomers. Management believes that the properties owned by CRDI and Desert Mountain, representing our most significant investments in Resort Residential Development Properties, contain certain features that provide competitive advantages to these developments.
     CRDI invests primarily in mountain resort residential real estate in Colorado and California, as well as in downtown Denver, Colorado. Management believes that the Properties owned by CRDI have limited direct competitors because the projects’ locations and product offerings are unique, land availability is limited and development rights are restricted in most of these locations.
     Desert Mountain, a luxury resort residential and recreational private community in Scottsdale, Arizona, offers six 18-hole Jack Nicklaus signature golf courses with adjacent clubhouses. Management believes Desert Mountain has few direct competitors due in part to the superior natural surroundings and the amenity package that Desert Mountain offers to its members. Sources of competition come from the resale market of existing lots and homes within Desert Mountain and from a few smaller projects in the area. In addition, future resort residential golf development in the Scottsdale area is limited due to the lack of water available for golf course use.
     Resort residential development demand is highly dependent upon the national economy, mortgage interest rates and home sales. As the economy showed signs of improvement in 2005, we generally experienced improved activity, absorption and pricing in all regions of our resort residential development investments.
Resort/Hotel Segment
Ownership Structure
     As of December 31, 2005, we owned or had an interest in five luxury and destination fitness resorts and spas and three upscale business-class hotel properties which we refer to as the Resort/Hotel Properties. We hold one of the Resort/Hotel Properties, the Fairmont Sonoma Mission Inn & Spa, through a joint venture arrangement, pursuant to which we own an 80.1% interest in the limited liability company, which is consolidated, that owns the property. We hold two of the Resort/Hotel Properties, Canyon Ranch Tucson and Canyon Ranch Lenox, through an unconsolidated joint-venture arrangement, pursuant to which we own a 48% interest in the limited liability companies that own the properties. The remaining five Resort/Hotel Properties are wholly-owned.
     Seven of the Resort/Hotel Properties are leased to taxable REIT subsidiaries that we own or in which we have an interest. The Omni Austin Hotel is leased to HCD Austin Corporation, an unrelated third party. Third-party operators manage all of the Resort/Hotel Properties.
Market Information
     Lodging demand is highly dependent upon the global economy and volume of business travel as well as leisure travel. The hospitality market began to soften in early 2001 as the national economy went into recession. In 2001 and 2002, the industry experienced declines in occupancy, room rates and revenue per available room, or RevPAR, (RevPAR is a combination of occupancy and room rates and is the chief measure of hotel market performance). Leisure travel recovered slightly in 2003, but business travel remained weak. As a result, market conditions were flat in 2003. In 2004, not only did leisure travel rise, but business travel increased for the first time since 2000, registering healthy gains in occupancy, room rates and RevPAR. 2005 was also favorable for the national hotel industry. In 2005, the national occupancy rate as reported by Smith Travel Research experienced a 1.8 percentage point increase to 63.1%, a 5.3% rise in average daily room rates, or ADR, and an 8.4% gain in RevPAR. For the luxury section of the industry, the most comparable to our 2005 portfolio, hotel occupancy rose 2.4 percentage points to 70.2%, ADR increased 7.6% and RevPAR climbed 11.5%.

Competition
     We believe that our luxury and destination fitness resorts and spas are unique properties due to location, concept and high replacement cost, all of which create barriers for competition to enter. However, the luxury and destination fitness resorts and spas do compete against business-class hotels or middle-market resorts in their geographic areas, as well as against luxury resorts nationwide and around the world. Our upscale business-class Resort/Hotel Properties in Denver, Austin and Houston are business and convention center hotels that compete against other business and convention center hotels.
Temperature-Controlled Logistics Segment
Ownership Structure
     As of December 31, 2005, the Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT, which is unconsolidated. AmeriCold operates 101 facilities, of which 84 are wholly-owned, one is partially-owned and sixteen are managed for outside owners. The 85 owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, have an aggregate of approximately 437.2 million cubic feet (17.4 million square feet) of warehouse space. AmeriCold also owns two quarries and the related land.
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
     AmeriCold provides supply chain management solutions to food manufacturers and retailers who require multi-temperature storage, handling and distribution capability for their products. Service offerings include comprehensive transportation management, supply chain network modeling and optimization, consulting and grocery retail-based distribution strategies such as multi-vendor consolidation, direct-store delivery (DSD) and seasonal product distribution. AmeriCold’s technology provides food manufacturers with real-time detailed inventory information via the Internet.
     AmeriCold’s customers consist primarily of national, regional and local food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold’s largest customers includes:

Percentage of
2005 Segment
Revenue
H.J. Heinz Company	15.0%
ConAgra Foods, Inc.	10.8
U.S. Government	10.4
Altria Group Inc. (Kraft Foods)	5.3
Sara Lee Corp.	4.5
Schwan Corp.	4.1
Tyson Foods, Inc.	3.7
General Mills, Inc.	3.4
McCain Foods, Inc.	2.6
Smithfield Companies Inc.	2.3
Other	37.9

Total	100.0%

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
Item 1A. Risk Factors
We derive the substantial majority of our office rental revenues from geographically concentrated markets.
     As of December 31, 2005, approximately 69% of our office portfolio, based on total net rentable square feet, was located in the metropolitan areas of Houston and Dallas, Texas. Due to our geographic concentration in these metropolitan areas, any deterioration in economic conditions in the Houston or Dallas metropolitan areas, or in other geographic markets in which we in the future may acquire substantial assets, could adversely affect our results of operations and our ability to make distributions to Crescent shareholders and our unitholders and could decrease our cash flow. For the majority of the past five years, the Houston and Dallas office markets experienced negative net absorption which resulted in decreased occupancy and rental rates. In addition, we compete for tenants based on rental rates, attractiveness and location of a property and quality of maintenance and management services. An increase in the supply of properties competitive with ours in these markets could have a material adverse effect on our ability to attract and retain tenants in these markets.
Our performance and value are subject to general risks associated with the real estate industry.
     Our economic performance and the value of our real estate assets, and consequently the value of our investments, will be adversely affected if our Office, Resort Residential Development, Resort/Hotel and Temperature-Controlled Logistics properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures. Any reduction in the revenues that our properties generate will adversely affect our cash flow and ability to meet our obligations. As a real estate business, we are susceptible to the following real estate industry risks:
•	downturns in the national, regional and local economic conditions where our properties are located;

•	competition from other Office, Resort Residential Development, Resort/Hotel and Temperature-Controlled Logistics properties;

•	adverse changes in local real estate market conditions, such as oversupply or reduction in demand for office space, luxury residences, Resort/Hotel space or Temperature-Controlled Logistics storage space;

•	changes in tenant preferences that reduce the attractiveness of our properties to tenants;

•	tenant defaults;

•	zoning or other regulatory restrictions;

•	decreases in market rental rates;

•	costs associated with the need to periodically repair, renovate and re-lease space;

•	increases in the cost of maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when circumstances such as market factors and competition cause a reduction in revenues from one or more properties; and

•	illiquidity of real estate investments, which may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.
We depend on leasing office space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay.
     Our financial results depend significantly on leasing space in our office properties to tenants on economically favorable terms. In addition, because a large portion of our income comes from the renting of real property, our income, funds available to pay debt and funds available for distribution to Crescent’s shareholders and our unitholders will decrease if a significant number of our tenants cannot pay their rent. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal costs.
     A number of companies, including some of our tenants, have declared bankruptcy in recent years, and other tenants may declare bankruptcy or become insolvent in the future. If a major tenant declares bankruptcy or becomes insolvent, the rental property where it leases space may have lower revenues and financial difficulties. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of funds from operations available for distribution to Crescent’s shareholders and our unitholders or the payment of our debt.
     We maintain an allowance for doubtful accounts that is reviewed for adequacy by assessing such factors as the credit quality of our tenants, any delinquency in payment, historical trends and current economic conditions. If our assumptions regarding the collectibility of tenant accounts receivable prove incorrect, we could experience write-offs in excess of the allowance for doubtful accounts, which would result in a decrease in our earnings. Bad debt as a percentage of office rental revenue has averaged less than 0.2% over the last three years.
Our results of operations depends on the ability of El Paso Energy to meet its obligations pursuant to its lease termination agreement with us.
     In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which will terminate El Paso’s leases relating to a total of 888,000 square feet at Greenway Plaza in Houston, Texas, effective December 31, 2007. Original expirations for the space ranged from 2007 through 2014. Under the agreement, El Paso is required to pay in cash to us:
•	$65 million in termination fees in periodic installments through December 31, 2007 (of which $10.0 million was received as of December 31, 2005, and is included in restricted cash in our Consolidated Balance Sheets as it is required to be escrowed with the lender); and

•	$62 million in rent according to original contractual lease terms from July 1, 2005, through December 31, 2007 (of which $13.6 million was received as of December 31, 2005).
     If El Paso does not comply with the terms of the agreement, our revenues will decline, which will adversely affect our results of operations and reduce the cash available for distribution to Crescent’s shareholders and our unitholders or the payment of our debt.
We may experience difficulty or delay in renewing leases or re-leasing space.
     We derive most of our revenue in the form of rent received from our tenants. We are subject to the risks that, upon expiration, leases for space in our office properties may not be renewed, the space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. In the event of any of these circumstances, our results of operations and our ability to meet our obligations could be adversely affected.
     As of December 31, 2005, leases of office space for approximately 2.2 million, 2.3 million and 2.9 million square feet, representing approximately 8.4%, 8.9% and 11.2% of net rentable area, expire in 2006, 2007 and 2008, respectively. During these same three years, leases of approximately 24.5% of the net rentable area of our office properties in Dallas and approximately 32.2% of the net rentable area of our office properties in Houston expire.

Many real estate costs are fixed, even if income from our properties decreases.
     Our financial results depend primarily on leasing space in our office properties to tenants, renting rooms at our resorts and hotels and successfully developing and selling lots, single-family homes, condominiums, town homes and time-share units at our residential development properties, in each case on terms favorable to us. Fixed costs associated with real estate investment, such as real estate taxes and insurance costs, generally do not decrease even when a property is not fully occupied, or the rate of sales at a project decreases, or other circumstances cause a reduction in income from the investment.
We may be unable to sell properties when appropriate because real estate investments are illiquid.
     Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to REITs that may limit Crescent’s ability to sell assets. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations.
The revenues from our eight Resort/Hotel properties are subject to risks associated with the hospitality industry.
     The following factors, among others, are common to the Resort/Hotel industry, and may reduce the receipts generated by our Resort/Hotel properties.
•	Based on features such as access, location, quality of accommodations, room-rate structure and, to a lesser extent, the quality and scope of other amenities such as food and beverage facilities, our Resort/Hotel properties compete for guests with other resorts and hotels, a number of which have greater marketing and financial resources than our lessees or the resort/hotel property managers;

•	If there is an increase in operating costs resulting from inflation or other factors, we or the property managers may not be able to offset the increase by increasing room rates;

•	Our Resort/Hotel properties are subject to fluctuating and seasonal demands for business travel and tourism; and

•	Our Resort/Hotel properties are subject to general and local economic conditions that may affect the demand for travel in general and other factors that are beyond our control, such as acts of terrorism.
     Military actions against terrorists, new terrorist attacks (actual or threatened) and other political events could cause a lengthy period of uncertainty that might increase customer reluctance to travel and therefore adversely affect our results of operations and our ability to meet our obligations.
The revenues from our eight Resort/Hotel properties depend on third-party operators that we do not control.
     We own or have an interest in eight Resort/Hotel properties, seven of which are leased to our own subsidiaries. We currently lease the remaining Resort/Hotel property, the Omni Austin Hotel, to a third-party entity, HCD Austin Corporation. To maintain Crescent’s status as a REIT, third-party property managers manage each of the eight Resort/Hotel properties. As a result, we are unable to directly implement strategic business decisions with respect to the operation and marketing of our resort/hotel properties, such as decisions about quality of accommodations, room-rate structure and the quality and scope of other amenities such as food and beverage facilities and similar matters. The amount of revenue that we receive from the Resort/Hotel properties is dependent on the ability of the property managers to maintain and increase the gross receipts from these properties. If the gross receipts of our Resort/Hotel properties decline, our revenues will decrease as well, which could adversely affect our results of operations and reduce the amount of cash available to meet our obligations.

The performance of our Resort Residential Development properties is affected by national, regional and local economic conditions.
     Our Resort Residential Development properties, which include Desert Mountain and CRDI properties, are generally targeted toward purchasers of high-end primary residences or seasonal secondary residences. As a result, the economic performance and value of these properties is particularly sensitive to changes in national, regional and local economic and market conditions. Economic downturns may discourage potential customers from purchasing new, larger primary residences or vacation or seasonal homes. In addition, other factors may affect the performance and value of a property adversely, including changes in laws and governmental regulations (including those governing usage, zoning and taxes), changes in interest rates (including the risk that increased interest rates may result in decreased sales of lots in any resort residential development property) and the availability to potential customers of financing. Adverse changes in any of these factors, each of which is beyond our control, could reduce the income that we receive from the properties, and adversely affect our ability to meet our obligations.
The amount of debt that we have and the restrictions imposed by that debt could adversely affect our business and our financial condition.
     We have a substantial amount of debt. As of December 31, 2005, we had approximately $2.3 billion of consolidated debt outstanding, of which approximately $1.3 billion was secured by approximately 48% of our gross total assets.
     Our organizational documents do not limit the level or amount of debt that we may incur. We do not have a policy limiting the ratio of our debt to our total capitalization or assets. The amount of debt we have and may have outstanding could have important consequences to you. For example, it could:
•	make it difficult to satisfy our debt service requirements;

•	prevent us from making distributions on our units and preferred units;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, property acquisitions and other appropriate business opportunities that may arise in the future;

•	require us to dedicate increased amounts of our cash flow from operations to payments on our variable rate, unhedged debt if interest rates rise;

•	limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business;

•	limit our ability to obtain additional financing, if we need it in the future for working capital, debt refinancing, capital expenditures, acquisitions, development or other general business purposes;

•	increase the adverse effect on our available cash flow from operations that may result from changes in conditions in the economy in general and in the areas in which our properties are located; and

•	limit our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less debt.
     Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance, our indebtedness will depend on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt or meet our other cash needs. If we are unable to do so, we may be required to refinance all or a portion of our existing debt, or to sell assets or obtain additional financing. We cannot assure you that any such refinancing, sale of assets or additional financing would be possible on terms that we would find acceptable.
     If we were to breach certain of our debt covenants, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately take possession of the property securing the loan. In addition, if any other lender declared its loan in an amount in excess of $5.0 million due and payable as a result of a default, the holders of our public and private notes, along with the lenders under our credit facility and certain other lenders would be able to require that those debts be paid immediately. As a result, any default under our debt covenants could have an adverse effect on our financial condition, results of operations and our ability to meet our obligations.

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment under our debt.
     Our secured debt generally contains customary covenants, including, among others, provisions:
•	relating to the maintenance of the property securing the debt;

•	restricting our ability to pledge assets or create other liens;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases; and

•	restricting our ability to enter into transactions with affiliates.
     Our unsecured debt generally contains various restrictive covenants. The covenants in our unsecured debt include, among others, provisions restricting our ability to:
•	incur additional debt;

•	incur additional secured debt and subsidiary debt;

•	make certain distributions, investments and other restricted payments, including distribution payments on our outstanding units or preferred units, or Crescent’s or our subsidiaries’ outstanding common and preferred equity;

•	limit the ability of restricted subsidiaries to make payments to us;

•	enter into transactions with affiliates;

•	create certain liens;

•	enter into certain sale-leaseback transactions; and

•	consolidate, merge or sell all or substantially all of our assets.
     In addition, certain covenants in our bank facilities require us and our subsidiaries to maintain certain financial ratios, which include minimum debt service ratios, maximum leverage ratios and, in the case of the Operating Partnership, a minimum tangible net worth limitation and a fixed charge coverage ratio. The indentures under which our senior unsecured debt have been issued require us to meet thresholds for a number of customary financial and other covenants, including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets, in order to incur additional debt.
     Any of the covenants described in this risk factor may restrict our operations and our ability to pursue potentially advantageous business opportunities. Our failure to comply with these covenants could also result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.
Many factors affect the trading price of Crescent’s shares, for which our units are exchangeable.
     As with other publicly traded securities, the trading price of Crescent’s shares will depend on a number of factors that change from time to time, including:
•	the amount of distributions paid on Crescent’s common and preferred shares and our units and preferred units;

•	the market for similar securities;

•	additional issuance of other classes or series of Crescent’s shares or our units, particularly preferred shares or units, or the issuance of debt securities;

•	our financial condition, performance and prospects;

•	general economic and financial market conditions; and

•	prevailing interest rates, increases in which may have a negative effect on the trading value of our preferred units and Crescent’s preferred shares.
Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt securities and preferred units.
     Of our approximately $2.3 billion of debt outstanding as of December 31, 2005, approximately $235.3 million bears interest at variable rates and is unhedged. We also may borrow additional funds at variable interest rates in the future. To mitigate part of this risk, we have entered, and in the future may enter into other transactions to limit our exposure to rising interest rates. Increases in interest rates, or the loss of the benefits of any interest rate hedging arrangements, would increase our interest expense on our variable rate debt, which would adversely affect cash flow and our ability to service our debt and meet our obligations. In addition, an increase in market interest rates may lead purchasers of our securities to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred units.

In order to pay distributions to Crescent’s common shareholders and our unitholders at current levels, we may be required to use proceeds from a combination of assets sales and joint ventures, additional leverage on asset and borrowings under our credit facility.
     Lower occupancy levels, reduced rental rates, increased leasing costs and reduced revenues as a result of asset sales have had the effect of reducing our cash flow from operations. For year ended December 31, 2005, our cash flow from operations was insufficient to fully cover the distributions on Crescent’s common shares and our units. We funded this shortfall primarily with a combination of proceeds from asset sales and joint ventures, proceeds from investment land sales and borrowings under our credit facility. While we believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred units, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2006 and 2007, if Crescent’s Board of Trustees continues to declare distributions on our units at current levels, we expect that our cash flow from operations will continue to be insufficient to fully cover the equivalent distributions on our units in 2006 and 2007. We intend to use proceeds from asset sales and joint ventures, additional leverage on assets, and borrowings under our credit facility to cover this shortfall. There can be no assurance that we will maintain the current quarterly distribution level on our units.
The terms of some of our debt may prevent us from paying distributions on our units.
     Some of our debt limits the Operating Partnership’s ability to make some types of payments on equity and other distributions to unitholders, which would limit our ability to make some types of payments, including payment of distributions on units, unless we meet certain financial tests. As a result, if we are unable to meet the applicable financial tests, we may not be able to pay distributions on our units in one or more periods.
Payment of distributions on any class of our units may be adversely affected by the level of our debt and the terms and number of our other shares or units that rank on an equal basis with or senior to that class of shares or units.
     Payment of distributions due on our units is subordinated to distributions on our preferred units, and distributions on our units and our preferred units will be subordinated to all of our existing and future debt and will be structurally subordinated to the payment of distributions on equity, if any, issued by our subsidiaries. In addition, we may issue additional units of the same or another class or series of shares that rank on a parity with any class or series of our units as to the payment of distributions and the amounts payable upon liquidation, dissolution or winding up of our business.
We may have limited flexibility in dealing with our jointly owned investments.
     Our organizational documents do not limit the amount of funds that we may invest in properties and assets jointly with other persons or entities. As of December 31, 2005, approximately 48% of the net rentable area of our office properties was held jointly with other persons or entities. In addition, three of our five Resort/Hotel properties, all of our Resort Residential Development properties and our Temperature-Controlled Logistics properties were owned jointly.
     Joint ownership of properties may involve special risks, including the possibility that our partners or co-investors might:
•	become bankrupt;

•	have economic or other business interests or goals which are unlike or incompatible with our business interests or goals;

•	be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives (including actions that may be inconsistent with Crescent’s REIT status); and

•	have different objectives from us regarding the appropriate timing and pricing of any sale or refinancing of the properties.
     Joint ownership also gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our results of operations and our ability to meet our obligations. In addition, in many cases we do not control the timing or amount of distributions that we receive from the joint investment, and amounts otherwise available for distribution to us instead may be reinvested in the property or used for other costs and expenses of the joint operation.

     We also have joint-venture agreements that contain buy-sell clauses that could require us to buy or sell our interest at a time we do not deem favorable for financial or other reasons, including the availability of cash at such time and the impact of tax consequences resulting from any sale.
The management and leasing agreements under which we operate our office properties owned through joint ventures may be terminated after an initial period.
     We generally manage the day-to-day operations of our 21 properties held through joint ventures pursuant to separate management and leasing agreements. Under these agreements we receive fees for management of the properties and leasing commissions. The management and leasing agreements may be terminated, after an initial period of one to five years, by our partners in the joint ventures. The termination of one or more of the management and leasing agreements would result in the loss of the management fees and leasing commissions payable under such agreement or agreements.
Mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.
     We invest in mezzanine loans that typically take the form of limited recourse loans made to a special purpose entity which is the direct or indirect parent of another special purpose entity owning a commercial real estate property. These mezzanine loans are secured by a pledge of the ownership interest in the property owner (or in an entity that directly or indirectly owns the property owner) and are thus structurally subordinate to a conventional first mortgage loan made to the property owner. We also offer mezzanine financing by taking a junior participating interest in a first mortgage loan.
     These types of investments involve more risk than conventional senior mortgage lending directly secured by real property because these investments are structurally or contractually subordinated to the senior loans (or senior participations) and may become unsecured as a result of foreclosure by a senior lender on its collateral. While we will typically have cure rights with respect to loans senior to ours and the right to purchase these senior loans if in default, an exercise of this right may require our investing substantial additional capital on short notice to avoid loss of our initial investment.
     In addition, mezzanine loans usually have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Reflecting the risk of these loans, mezzanine borrowers are generally required to pay significantly higher rates of interest than conventional mortgage loan borrowers, increasing borrowers’ cash-flow vulnerability. In the event of a bankruptcy of the borrower, we may not have full recourse to the borrower’s assets, or the assets of the borrower may not be sufficient to satisfy our mezzanine loan. Additionally, we have no right to participate in the bankruptcy proceedings of any senior borrower (including the property owner). While we normally obtain recourse guaranties to protect against a voluntary bankruptcy or uncontested involuntary bankruptcy of the mezzanine borrower and the senior borrowers, these guaranties may not fully cover our debt.
     As a result of any or all of the foregoing, we may not recover some or all of our mezzanine loan investment.
In many cases, we do not develop our Resort Residential Development Properties and are dependent on the developer of these properties.
     Some of our Resort Residential Development Corporations co-own Resort Residential Development Properties in partnership with third parties, which are the developers of the properties. Our partner for the majority of our Resort Residential Development Properties is Harry Frampton and his East West Partners development team. Our income from the development and sale of these properties may be adversely affected if East West Partners fails to provide quality services and workmanship or if it fails to maintain a quality brand name. In addition, although we have entered into agreements with East West Partners that contain limited non-competition provisions, at certain times and upon certain conditions, East West Partners may develop, and in some cases own or invest in, Resort Residential Development Properties that compete with our properties, which may result in conflicts of interest. As a result, East West Partners may in the future make decisions regarding competing properties that would not be in our best interests. While we believe that we could find a replacement for East West Partners, the loss of its services could have an adverse effect on the financial performance of our Resort Residential Development Segment.

Development and construction risks could adversely affect our profitability.
     We currently are developing, expanding or renovating some of our office or Resort/Hotel properties and may in the future engage in these activities for other properties we own. In addition, our Resort Residential Development properties engage in the development of raw land and construction of single-family homes, condominiums, town homes and time-share units. These activities may be exposed to the following risks, each of which could adversely affect our results of operations and our ability to meet our obligations:
•	We may be unable to obtain, or suffer delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased costs or our abandonment of these activities;

•	We may incur costs for development, expansion or renovation of a property which exceed our original estimates due to increased costs for materials or labor or other costs that were unexpected;

•	We may not be able to obtain financing with favorable terms, which may make us unable to proceed with our development and other related activities on the schedule we originally planned or at all;

•	We may be unable to complete construction and sale or lease-up of a lot, office property or resort residential development unit on schedule, which could result in increased debt service expense or construction costs;

•	We may lease, rent or sell developed properties at below expected rental rates, room rates or unit prices; and

•	Occupancy rates, rents or unit sales at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.
     Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait a few years for a significant cash return. As a REIT, Crescent is required to make cash distributions to its shareholders. If our cash flows from operations are not sufficient, we may be forced to borrow to fund our distributions to Crescent that enable Crescent to pay necessary distributions to its shareholders, which could affect our ability to meet our other obligations.
Environmental problems are possible and may be costly.
     Under various federal, state and local laws, ordinances and regulations, we may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate, and also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure to remediate properly contamination at any of our properties may adversely affect our ability to sell or lease those properties or to borrow using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. We have not been notified by any governmental authority, however, of any material environmental non-compliance, liability or other environmental claim in connection with any of our properties, and we are not aware of any other environmental condition with respect to any of our properties that management believes would have a material adverse effect on our business, assets or results of operations taken as a whole.
     The uses of any of our properties prior to our acquisition of the property and the building materials used at the property are among the property-specific factors that will affect how the environmental laws are applied to our properties. In general, before we purchased each of our properties, independent environmental consultants conducted Phase I environmental assessments, which generally do not involve invasive techniques such as soil or ground water sampling, and where indicated, based on the Phase I results, conducted Phase II environmental assessments which do involve this type of sampling. None of these assessments revealed any materially adverse environmental condition relating to any particular property not previously known to us. We believe that all of those previously known conditions either have been remediated or are in the process of being remediated at this time. There can be no assurance, however, that environmental liabilities have not developed since these environmental assessments were prepared or that future uses or conditions (including changes in applicable environmental laws and regulations) or new information about previously unidentified historical conditions will not result in the imposition of environmental liabilities. If we are subject to any material environmental liabilities, the liabilities could adversely affect our results of operations and our ability to meet our obligations.

Compliance with the Americans with Disabilities Act could be costly.
     Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government’s imposition of fines or in the award to private litigants of damages against us. Costs such as these, as well as the general costs of compliance with these laws or regulations, may adversely affect our ability to meet our obligations.
Our insurance coverage on our properties may be inadequate.
     We currently carry comprehensive insurance on all of our properties, including insurance for property damage and third-party liability. We believe this coverage is of the type and amount customarily obtained for or by an owner of real property assets. We intend to obtain similar insurance coverage on subsequently acquired properties. Our existing primary insurance policies expire on November 1 annually.
     In the future, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events including hurricanes and floods, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Events such as these could adversely affect our results of operations and our ability to meet our obligations.
Competition for acquisitions and dispositions could adversely affect us.
     We plan to make select additional investments from time to time in the future and may compete for available investment opportunities with entities that have greater liquidity or financial resources. Several real estate companies may compete with us in seeking properties for acquisition or land for development and prospective tenants, guests or purchasers. This competition may increase the costs of any acquisitions that we make and adversely affect our results of operations and our ability to meet our obligations by:
•	reducing the number of suitable investment opportunities offered to us; and
•	increasing the bargaining power of property owners.
     We face similar competition with other real estate businesses in our efforts to dispose of properties, which may result in lower sales prices. In addition, if a competitor succeeds in making an acquisition in a market in which our properties compete, ownership of that investment by a competitor may adversely affect our results of operations and our ability to meet our obligations by:
•	interfering with our ability to attract and retain tenants, guests or purchasers; and
•	adversely affecting our ability to minimize expenses of operation.

Acquisitions may fail to perform as expected.
     We intend to focus our investment strategy on investment opportunities and markets considered “demand-driven,” primarily within our Office Property Segment, with a long-term strategy of acquiring properties at a cost significantly below that which would be required to develop a comparable property. Acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:
•	We may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we select for acquisition;

•	We may not be able to integrate new acquisitions into our existing operations successfully;

•	Our estimate of the costs of improving, repositioning or redeveloping an acquired property may prove to be too low, and, as a result, the property may fail to meet our estimates of the profitability of the property, either temporarily or for a longer time;

•	Office properties, resorts or hotels we acquire may fail to achieve the occupancy and rental or room rates we anticipate at the time we make the decision to invest in the properties, resulting in lower profitability than we expected in analyzing the properties;

•	Our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs; and

•	Our investigation of a property or building prior to its acquisition, and any representations we may receive from the seller, may fail to reveal various liabilities, which could effectively reduce the cash flow from the property or building, or increase our acquisition cost.
We are dependent on our key personnel whose continued service is not guaranteed.
     To a large extent we are dependent on our executive officers, particularly John Goff and Dennis H. Alberts, and we also depend on each of the other Crescent Trust Managers for strategic business direction and real estate experience. While we believe that we could find replacements for our key personnel, loss of their services could adversely affect our operations. We do not have key-man life insurance for our executive officers.
Provisions of Crescent’s declaration of trust and bylaws could inhibit changes in control or discourage takeover attempts beneficial to our unitholders.
     There are certain provisions of Crescent’s declaration of trust and bylaws that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may discourage third-party bids and reduce any premiums paid for Crescent’s common shares. These include Crescent’s staggered Board of Trust Managers, which makes it more difficult for a third party to gain control of Crescent’s Board, and the ownership limit described below. In addition, any future series of Crescent’s preferred shares may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be beneficial to our unitholders. The declaration of trust also establishes special requirements with respect to “business combinations,” including certain issuances of Crescent equity securities, between Crescent and an “interested shareholder,” and mandates procedures for obtaining voting rights with respect to “control shares” acquired in a control share acquisition.

Ownership of Crescent shares is subject to limitation for REIT tax purposes.
     To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of Crescent’s outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year, and Crescent’s outstanding shares must be beneficially owned by 100 or more persons at least 335 days of a taxable year. To facilitate maintenance of Crescent’s REIT qualification, its declaration of trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than 8.0% of its issued and outstanding common shares or such greater percentage as established by Crescent’s Board of Trust Managers, but in no event greater than 9.9%, or more than 9.9% of any class of Crescent’s issued and outstanding preferred shares. We refer to these limits together as the “ownership limit.” In addition, the declaration of trust prohibits ownership by Richard E. Rainwater, the Chairman of Crescent’s Board of Trust Managers, together with certain of his affiliates or relatives, initially, of more than 8.0% and subsequently, of more than 9.5% of its issued and outstanding common shares. We refer to this limit as the “Rainwater ownership limit.” Any transfer of shares may be null and void if it causes a person to violate the ownership limit, or Mr. Rainwater, together with his affiliates and relatives, to violate the Rainwater ownership limit, and the intended transferee or holder will acquire no rights in the shares. Those shares will automatically convert into excess shares, and the shareholder’s rights to distributions and to vote will terminate. The shareholder would have the right to receive payment of the purchase price for such excess shares and certain distributions upon our liquidation. Excess shares will be subject to repurchase by Crescent at its election. While the ownership limit and the Rainwater ownership limit help preserve Crescent’s status as a REIT, they could also delay or prevent any person or small group of persons from acquiring, or attempting to acquire, control of Crescent in a transaction beneficial to our unitholders.
The number of Crescent shares available for future sale could adversely affect the market price of Crescent’s publicly traded securities.
     We have entered into various private placement transactions whereby units of limited partnership interests in the Operating Partnership were issued in exchange for properties or interests in properties. These units and interests are currently exchangeable for Crescent common shares on the basis of two shares for each one unit or, at Crescent’s option, an equivalent amount of cash. Upon exchange for common shares, those common shares may be sold in the public market pursuant to registration rights. As of December 31, 2005, approximately 11,416,173 units were outstanding, 8,550,673 of which were exchangeable for 17,101,346 common shares or, at Crescent’s option, an equivalent amount of cash. In addition, as of December 31, 2005, the Operating Partnership had outstanding options to acquire approximately 3,609,533 units, of which 868,401 were exercisable and exchangeable for 1,736,802 of common shares or, at Crescent’s option, an equivalent amount of cash. These options were exercisable at a weighted average exercise price of $34 per unit, or $17 per common share, with a weighted average remaining contractual life of three years. Crescent has also reserved a number of Crescent common shares for issuance pursuant to its employee benefit plans, and such common shares will be available for sale from time to time. As of December 31, 2005, Crescent had outstanding options to acquire approximately 5,144,158 Crescent common shares, of which approximately 4,585,817 options were exercisable at a weighted average exercise price of $20, with a weighted average remaining contractual life of 4.3 years. We cannot predict the effect that future sales of Crescent common shares, or the perception that such sales could occur, will have on the market prices of our units.

Failure to qualify as a REIT would cause Crescent to be taxed as a corporation, which would substantially reduce funds available for our payment of distributions.
     We intend to continue to operate in a manner that allows Crescent to meet the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, which we refer to as the Code. A REIT generally is not taxed at the corporate level on income it distributes to its shareholders, as long as it distributes at least 90 percent of its income to its shareholders annually and satisfies certain other highly technical and complex requirements. Unlike many REITs, which tend to make only one or two types of real estate investments, Crescent invests in a broad range of real estate products. Several of Crescent’s investments also are more complicated than those of other REITs. As a result, Crescent is likely to encounter a greater number of interpretative issues under the REIT qualification rules, and more issues which lack clear guidance, than are other REITs. We, as a matter of policy, consult with outside tax counsel in structuring our new investments in an effort to allow Crescent to satisfy the REIT qualification rules.
     Crescent must meet the requirements of the Code in order to qualify as a REIT now and in the future, so it is possible that Crescent will not continue to qualify as a REIT in the future. The laws and regulations governing federal income taxation are the subject of frequent review and amendment, and proposed or contemplated changes in the laws or regulations may affect Crescent’s ability to qualify as a REIT and the manner in which we conduct our business. If Crescent fails to qualify as a REIT for federal income tax purposes, it would not be allowed a deduction for distributions to shareholders in computing taxable income and would be subject to federal income tax at regular corporate rates. In addition to these taxes, Crescent may be subject to the federal alternative minimum tax. Unless Crescent is entitled to relief under certain statutory provisions, it could not elect to be taxed as a REIT for four taxable years following any year during which it was first disqualified. Therefore, if Crescent loses its REIT status, it could be required to pay significant income taxes. Because we are Crescent’s only source of funds to make tax payments and distributions, this would reduce our funds available for investments or for distributions to our unitholders. This would likely adversely affect the value of your investment in us. In addition, Crescent would no longer be required by law or its operating agreements to make any distributions to its shareholders, reducing our incentive to make such distributions on our units.
The lower tax rate on dividends from regular corporations may cause investors to prefer to hold stock in regular corporations instead of REITs, which could adversely affect the market price of Crescent’s common shares, for which our units are exchangeable.
     On May 28, 2003, the President signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, which we refer to as the Act. Under the Act, the current maximum tax rate on the long-term capital gains of non-corporate taxpayers is reduced to 15% for the tax years beginning on or before December 31, 2008. The Act also reduced the tax rate on “qualified dividend income” to the maximum capital gains rate. Because, as a REIT, Crescent is not generally subject to tax on the portion of its REIT taxable income or capital gains distributed to its shareholders, its distributions are not generally eligible for this new tax rate on dividends. As a result, the non-capital-gain portion of Crescent’s REIT distributions generally continues to be taxed at the higher tax rates applicable to ordinary income. Without further legislation, the maximum tax rate on long-term capital gains will revert to 20% in 2009, and dividends will again be subject to tax at ordinary rates.
Item 1B. Unresolved Staff Comments.
     We have received no written comments from the Commission staff regarding our periodic or current reports in the 180 days preceding December 31, 2005, that remain unresolved.
Item 2. Properties
     We consider all of our Properties to be in good condition, well-maintained, suitable and adequate to carry on our business.
Office Properties
     As of December 31, 2005, we owned or had an interest in 75 Office Properties, located in 26 metropolitan submarkets in seven states, with an aggregate of approximately 30.7 million net rentable square feet. Our Office Properties are located primarily in the Houston and Dallas, Texas, metropolitan areas. As of December 31, 2005, our Office Properties in Houston and Dallas represented an aggregate of approximately 69% of our office portfolio based on total net rentable square feet (39% for Houston and 30% for Dallas).

Office Property Table(1)
     The following table shows, as of December 31, 2005, certain information about our Office Properties. In the table, CBD means central business district.

							Weighted
							Average
							Full-
							Service
							Rental
				Net Rentable	Economic		Rate Per	Our
	No. of			Area	Occupancy		Occupied	Ownership(1)
State, City, Property	Properties	Submarket	Year Completed	(Sq. Ft.)	Percentage		Sq. Ft. (2)	Percentage

Texas
Dallas
Bank One Center	1	CBD	1987	1,530,957	81.4%		$22.30	50%
The Crescent	2	Uptown/Turtle Creek	1985	1,299,522	96.9		33.62	24
Fountain Place	1	CBD	1986	1,200,266	86.4	(3)	21.44	24
Trammell Crow Center	1	CBD	1984	1,128,331	93.0		24.78	24
Stemmons Place	1	Stemmons Freeway	1983	634,381	81.9		16.96	100
Spectrum Center	1	Quorum/Bent Tree	1983	598,250	85.7		19.82	100
Waterside Commons(4)	1	Las Colinas	1986	458,906	46.6		15.33	100
125 E. John Carpenter Freeway	1	Las Colinas	1982	446,031	85.1		20.69	100
The Aberdeen	1	Quorum/Bent Tree	1986	319,760	91.3		16.49	100
MacArthur Center I & II	1	Las Colinas	1982/1986	298,161	69.6	(3)	19.03	100
Stanford Corporate Centre	1	Quorum/Bent Tree	1985	274,684	96.3		21.01	100
Palisades Central II	1	Richardson	1985	237,731	95.2		20.23	100
3333 Lee Parkway	1	Uptown/Turtle Creek	1983	233,543	88.3		17.70	100
The Addison	1	Quorum/Bent Tree	1981	215,016	100.0		23.40	100
Palisades Central I	1	Richardson	1980	180,503	73.7		17.23	100
Greenway II	1	Richardson	1985	154,329	100.0		17.85	100
Greenway I & IA	2	Richardson	1983	146,704	71.3		15.60	100

Subtotal/Weighted Average	19			9,357,075	85.7%		$22.77	62%

Fort Worth
Carter Burgess Plaza	1	CBD	1982	954,895	97.9%		$18.59	100%

Houston
Greenway Plaza	10	Greenway Plaza	1969-1982	4,348,052	90.9%		$20.22	100%
Houston Center	4	CBD	1974-1983	2,960,544	88.2		20.29	24
Post Oak Central	3	West Loop/Galleria	1974-1981	1,279,759	95.4		20.23	24
Five Post Oak Park	1	West Loop/Galleria	1986	567,396	85.3		18.34	30
Four Westlake Park	1	Katy Freeway West	1992	561,065	99.9		22.39	20
BriarLake Plaza	1	Westchase	2000	502,410	96.2		24.20	30
Three Westlake Park	1	Katy Freeway West	1983	414,792	100.0		22.80	20

Subtotal/Weighted Average	21			10,634,018	91.5%		$20.59	55%

Austin
816 Congress	1	CBD	1984	433,024	72.3%		$18.20	100%
301 Congress Avenue	1	CBD	1986	418,338	59.0	(3)	21.94	50
Chase Tower	1	CBD	1974	389,503	65.4		20.49	20
Austin Centre	1	CBD	1986	343,664	96.1		19.34	100
The Avallon	3	Northwest	1993/1997	318,217	85.7		19.28	100

Subtotal/Weighted Average	7			1,902,746	74.5%		$19.73	73%

Colorado
Denver
Johns Manville Plaza	1	CBD	1978	675,400	98.0%		$19.87	100%
707 17th Street	1	CBD	1982	550,805	91.3		20.69	100
Regency Plaza	1	Denver Technology Center	1985	309,862	92.6		20.11	100
Peakview Tower(5)	1	Greenwood Village	2001	264,149	87.4		23.80	100
55 Madison	1	Cherry Creek	1982	137,176	92.2		19.19	100
The Citadel	1	Cherry Creek	1987	130,652	84.2		25.28	100
44 Cook	1	Cherry Creek	1984	124,174	66.0		19.01	100

Subtotal/Weighted Average	7			2,192,218	91.3%		$20.78	100%

Colorado Springs
Briargate Office and Research Center	1	Colorado Springs	1988	260,046	57.2	%(3)	$17.51	100%

							Weighted
							Average
							Full-
							Service
				Net			Rental
				Rentable	Economic		Rate Per	Our
	No. of			Area	Occupancy		Occupied	Ownership(1)
State, City, Property	Properties	Submarket	Year Completed	(Sq. Ft.)	Percentage		Sq. Ft. (2)	Percentage

Florida
Miami
Miami Center	1	CBD	1983	782,211	95.1%		$31.36	40%
Datran Center	2	South Dade/Kendall	1986/1988	476,412	93.6		27.33	100
The Alhambra	2	Coral Gables	1961/1987	325,005	85.9	(3)	30.47	100
The BAC – Colonnade Building	1	Coral Gables	1989	218,170	88.6	(3)	31.62	100

Subtotal/Weighted Average	6			1,801,798	92.3%		$30.16	74%

California
Irvine
Dupont Centre	1	John Wayne Airport	1986	250,782	96.4%		$27.10	100%

Nevada
Las Vegas
Hughes Center (6)	8	Central East	1986 — 1999	1,110,890	93.5%		$32.35	100%

Georgia
Atlanta
One Buckhead Plaza(5)	1	Buckhead	1987	461,669	90.6%		$28.50	35%
One Live Oak(5)	1	Buckhead	1981	201,488	74.9	(3)	22.84	100

Subtotal/Weighted Average	2			663,157	85.9%		$27.01	55%

Washington
Seattle
Exchange Building	1	CBD	1929/2001	295,515	94.5%		$24.38	100%

Total Office Portfolio Excluding Properties Not Stabilized	74			29,423,140	88.5	% (3)	$22.48 (7)	67%

PROPERTIES NOT STABILIZED
Texas
Houston
Fulbright Tower(8)	1	CBD	1982	1,247,061	62.5%		$20.31	24%

Total Office Portfolio	75			30,670,201				65%

(1)	Office Property Table data is presented without adjustments to reflect our actual ownership percentage in joint ventured properties. Our actual ownership percentage in each property has been included for informational purposes.

(2)	Calculated in accordance with GAAP based on base rent payable as of December 31, 2005, giving effect to free rent and scheduled rent increases and including adjustments for expenses payable by or reimbursable from customers. The weighted average full-service rental rate for the El Paso lease (Greenway Plaza, Houston, Texas) reflects weighted average full-service rental rate over the shortened term (due to lease termination effective December 31, 2007) and excludes the impact of the net lease termination fee being amortized into revenue through December 31, 2007.

(3)	Leases have been executed at certain Office Properties but had not commenced as of December 31, 2005. If such leases had commenced as of December 31, 2005, the percent leased for Office Properties would have been 90.8%. Properties whose percent leased exceeds economic occupancy by 5 percentage points or more are as follows: Fountain Place – 92.1%, MacArthur Center – 75.0%, 301 Congress – 68.5%, Briargate Office – 71.2%, The Alhambra – 92.0%, The BAC – Colonnade Building – 93.6% and One Live Oak – 80.1%.

(4)	On February 17, 2006, we completed the sale of the Waterside Commons Office Property.

(5)	One Buckhead Plaza stabilized as of July 2005. Peakview Tower and One Live Oak stabilized as of December 2005.

(6)	In October 2005, we purchased the remaining 33% minority interest in 3770 Howard Hughes. Hughes Center now consists of eight wholly-owned office properties.

(7)	The weighted average full-service cash rental rate per square foot calculated based on base rent payable for Office Properties as of December 31, 2005, without giving effect to free rent and scheduled rent increases that are taken into consideration under GAAP but including adjustments for expenses paid by or reimbursed from customers is $21.86.

(8)	Property statistics exclude Fulbright Tower (formerly known as 1301 McKinney Street acquired December 2004). This office property will be included in portfolio statistics once stabilized. Stabilization is deemed to occur upon the earlier of (a) achieving 90% occupancy, (b) one year following the acquisition date or (c) two years following the acquisition date for properties which are being repositioned.

     The following table shows, as of December 31, 2005, the principal businesses conducted by the tenants at our Office Properties, based on information supplied to us from the tenants. Based on rental revenues from office leases in effect as of December 31, 2005, no single tenant accounted for more than 6.0% of our total Office Segment revenues for 2005.

Percent of
Leased Sq.
Industry Sector	Ft.
Professional Services (1)	31%
Financial Services (2)	21
Energy(3)	19
Technology	5
Manufacturing	4
Telecommunications	4
Food Service	3
Government	3
Medical	2
Retail	2
Other (4)	6

Total Leased	100%

(1)	Includes legal, accounting, engineering, architectural and advertising services.

(2)	Includes banking, title and insurance and investment services.

(3)	Includes oil and gas and utility companies.

(4)	Includes construction, real estate, transportation and other industries.
Aggregate Lease Expirations of Office Properties
     The following tables show schedules of lease expirations for leases in place as of December 31, 2005, for our total Office Properties and for Dallas, Houston and Austin, Texas; Denver, Colorado; Miami, Florida and Las Vegas, Nevada, individually, for each of the 10 years beginning 2006.

Total Office Properties(1)

									Percentage	Annual
	Square			Square			Our Share		of	Expiring	Number
	Footage			Footage			of Expiring	Annual	Annual	per Square	of
	of Expiring		Signed	of Expiring		Percentage	Square	Full-Service	Full-	Footage	Customers
Year of	Leases		Renewals	Leases		of Square	Footage	Rent Under	Service	Full-	With
Lease	(Before		of Expiring	(After		Footage	(After	Expiring	Rent	Service	Expiring
Expiration	Renewals)		Leases (2)	Renewals)		Expiring	Renewals)	Leases (3)	Expiring	Rent(3)	Leases
2006	3,161,531	(4)	(1,007,503)	2,154,028	(4)(5)	8.4%	1,402,466	$48,345,754	8.4%	$22.44	450
2007	2,674,868		(405,799)	2,269,069	(6)	8.9	1,529,289	51,406,465	9.0	22.66	277
2008	2,935,533		(55,892)	2,879,641		11.2	2,355,607	66,842,083	11.6	23.21	299
2009	2,532,229		53,413	2,585,642		10.1	1,780,359	59,064,088	10.3	22.84	245
2010	3,183,161		73,942	3,257,103		12.7	1,831,558	75,712,517	13.2	23.25	259
2011	1,727,138		176,118	1,903,256		7.4	1,202,633	45,422,858	7.9	23.87	112
2012	1,246,746		26,767	1,273,513		5.0	958,199	30,455,745	5.3	23.91	74
2013	1,515,837		97,620	1,613,457		6.3	1,225,157	34,496,189	6.0	21.38	60
2014	2,783,823		124,474	2,908,297		11.4	1,949,914	60,148,038	10.5	20.68	44
2015	1,745,757		29,531	1,775,288		6.9	1,267,014	39,510,299	6.9	22.26	64
2016 and thereafter	2,112,766		887,329	3,000,095		11.7	1,605,392	62,995,006	10.9	21.00	51

Total	25,619,389		—	25,619,389	(7)	100.0%	17,107,588	$574,399,042	100.0%	$22.42	1,935

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties, except for the “Our Share of Expiring Square Footage (After Renewals)” column.

(2)	Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2005, leases totaling 1,645,712 square feet (including renewals of 1,007,503 square feet and new leases of 638,209 square feet) have been signed and will commence during 2006. These signed leases represent approximately 52% of gross square footage expiring during 2006.

(5)	Expirations by quarter are as follows: Q1: 900,654 square feet Q2: 440,875 square feet Q3: 387,845 square feet Q4: 424,654 square feet.

(6)	Expirations by quarter are as follows: Q1: 739,288 square feet Q2: 521,167 square feet Q3: 519,348 square feet Q4: 489,266 square feet.

(7)	Reconciliation of Occupied Square Feet to Net Rentable Area:

Square feet
Occupied Square Footage, per above:	25,619,389
Non-revenue Generating Space:	421,302

Total Occupied Office Square Footage:	26,040,691
Total Vacant Square Footage:	3,382,449

Total Stabilized Office Net Rentable Area:	29,423,140

Dallas Office Properties(1)

									Annual
	Square			Square				Percentage	Expiring	Number
	Footage			Footage			Annual	of Annual	per Square	of
	of Expiring		Signed	of Expiring		Percentage	Full-Service	Full-	Footage	Customers
Year of	Leases		Renewals	Leases		of Square	Rent Under	Service	Full-	With
Lease	(Before		of Expiring	(After		Footage	Expiring	Rent	Service	Expiring
Expiration	Renewals)		Leases (2)	Renewals)		Expiring	Leases (3)	Expiring	Rent(3)	Leases
2006	914,110	(4)	(273,871)	640,239	(4) (5)	8.1%	$14,302,605	7.9%	$22.34	93
2007	816,562		1,381	817,943	(6)	10.3	18,510,625	10.3	22.63	54
2008	492,818		(6,120)	486,698		6.1	11,138,692	6.2	22.89	75
2009	440,598		(9,057)	431,541		5.4	11,204,316	6.2	25.96	46
2010	1,107,088		(5,239)	1,101,849		13.9	26,457,924	14.7	24.01	63
2011	488,871		(49,660)	439,211		5.5	10,374,803	5.8	23.62	24
2012	382,023		12,113	394,136		5.0	8,203,484	4.6	20.81	26
2013	370,738		92,340	463,078		5.8	10,585,654	5.9	22.86	17
2014	749,005		—	749,005		9.4	16,322,270	9.1	21.79	13
2015	932,265		17,599	949,864		12.0	21,265,890	11.8	22.39	24
2016 and thereafter	1,245,275		220,514	1,465,789		18.5	31,690,470	17.5	21.62	15

Total	7,939,353		—	7,939,353		100.0%	$180,056,733	100.0%	$22.68	450

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent and scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2005, leases totaling 482,508 square feet (including renewals of 273,871 square feet and new leases of 208,637 square feet) have been signed and will commence during 2006. These signed leases represent approximately 53% of gross square footage expiring during 2006.

(5)	Expirations by quarter are as follows: Q1: 311,609 square feet Q2: 160,572 square feet Q3: 133,267 square feet Q4: 34,791 square feet.

(6)	Expirations by quarter are as follows: Q1: 401,934 square feet Q2: 118,654 square feet Q3: 208,961 square feet Q4: 88,394 square feet.

Houston Office Properties (1)

									Annual
	Square			Square				Percentage	Expiring	Number
	Footage			Footage			Annual	of Annual	per Square	of
	of Expiring		Signed	of Expiring		Percentage	Full-Service	Full-	Footage	Customers
Year of	Leases		Renewals	Leases		of Square	Rent Under	Service	Full-	With
Lease	(Before		of Expiring	(After		Footage	Expiring	Rent	Service	Expiring
Expiration	Renewals)		Leases (2)	Renewals)		Expiring	Leases (3)	Expiring	Rent(3)	Leases
2006	1,189,723	(4)	(451,929)	737,794	(4) (5)	7.7%	$13,392,820	6.9%	$18.15	171
2007	1,085,575		(365,167)	720,408	(6)	7.5	14,627,121	7.5	20.30	82
2008	1,666,887		(37,854)	1,629,033		17.0	35,771,636	18.3	21.96	87
2009	955,069		18,886	973,955		10.2	18,359,918	9.4	18.85	76
2010	1,117,221		67,552	1,184,773		12.3	24,478,283	12.5	20.66	82
2011	714,330		148,924	863,254		9.0	19,011,620	9.7	22.02	35
2012	394,758		(28,071)	366,687		3.8	8,219,384	4.2	22.42	18
2013	364,770		10,013	374,783		3.9	7,519,808	3.8	20.06	9
2014	1,334,454		51,264	1,385,718		14.4	27,827,379	14.2	20.08	14
2015	386,304		—	386,304		4.0	7,566,397	3.9	19.59	14
2016 and thereafter	384,691		586,382	971,073		10.2	18,867,153	9.6	19.43	13

Total	9,593,782		—	9,593,782		100.0%	$195,641,519	100.0%	$20.39	601

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels. The annual full-service rent under the El Paso lease (the majority of which expires December 31, 2007) reflects weighted average full service rental revenue over the shortened term and excludes the impact of the net termination fee being amortized into revenue through December 31, 2007.

(4)	As of December 31, 2005, leases totaling 632,377 square feet (including renewals of 451,929 square feet and new leases of 180,448 square feet) have been signed and will commence during 2006. These signed leases represent approximately 53% of gross square footage expiring during 2006.

(5)	Expirations by quarter are as follows: Q1: 302,765 square feet Q2: 114,101 square feet Q3: 118,221 square feet Q4: 202,707 square feet.

(6)	Expirations by quarter are as follows: Q1: 185,084 square feet Q2: 270,669 square feet Q3: 149,464 square feet Q4: 115,191 square feet.
Austin Office Properties (1)

									Annual
	Square			Square				Percentage	Expiring	Number
	Footage			Footage			Annual	of Annual	per Square	of
	of Expiring		Signed	of Expiring		Percentage	Full-Service	Full-	Footage	Customers
Year of	Leases		Renewals	Leases		of Square	Rent Under	Service	Full-	With
Lease	(Before		of Expiring	(After		Footage	Expiring	Rent	Service	Expiring
Expiration	Renewals)		Leases (2)	Renewals)		Expiring	Leases (3)	Expiring	Rent(3)	Leases
2006	81,221	(4)	(5,775)	75,446	(4) (5)	5.5%	$1,749,930	6.5%	$23.19	24
2007	93,323		(7,658)	85,665	(6)	6.3	1,977,787	7.4	23.09	21
2008	91,637		983	92,620		6.8	1,685,080	6.3	18.19	21
2009	173,112		12,450	185,562		13.6	3,957,754	14.7	21.33	20
2010	204,947		—	204,947		15.0	3,577,893	13.3	17.46	29
2011	52,269		—	52,269		3.8	982,217	3.7	18.79	9
2012	45,599		—	45,599		3.3	849,209	3.2	18.62	5
2013	53,118		—	53,118		3.9	1,079,542	4.0	20.32	6
2014	241,570		—	241,570		17.7	4,998,281	18.6	20.69	3
2015	171,688		—	171,688		12.6	3,306,608	12.3	19.26	13
2016 and thereafter	153,826		—	153,826		11.5	2,689,424	10.0	17.48	6

Total	1,362,310		—	1,362,310		100.0%	$26,853,725	100.0%	$19.71	157

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2005, leases totaling 42,194 square feet (including renewals of 5,775 square feet and new leases of 36,419 square feet) have been signed and will commence during 2006. These signed leases represent approximately 52% of gross square footage expiring during 2006.

(5)	Expirations by quarter are as follows: Q1: 38,305 square feet Q2: 23,353 square feet Q3: 4,058 square feet Q4: 9,730 square feet.

(6)	Expirations by quarter are as follows: Q1: 36,308 square feet Q2: 8,410 square feet Q3: 16,342 square feet Q4: 24,605 square feet.

Denver Office Properties (1)

	Square			Square				Percentage	Annual	Number
	Footage			Footage			Annual	of Annual	Expiring	of
	of Expiring		Signed	of Expiring		Percentage	Full-Service	Full-	Per Square	Customers
Year of	Leases		Renewals	Leases		of Square	Rent Under	Service	Footage	With
Lease	(Before		of Expiring	(After		Footage	Expiring	Rent	Full-Service	Expiring
Expiration	Renewals)		Leases (2)	Renewals)		Expiring	Leases (3)	Expiring	Rent(3)	Leases
2006	167,256	(4)	(35,417)	131,839	(4) (5)	6.6%	$2,757,281	6.7%	$20.91	25
2007	110,198		(15,948)	94,250	(6)	4.7	2,169,066	5.3	23.01	18
2008	209,432		(4,075)	205,357		10.3	4,480,130	10.9	21.82	21
2009	320,562		(9,941)	310,621		15.6	6,734,500	16.3	21.68	26
2010	196,908		16,081	212,989		10.7	4,637,797	11.2	21.77	18
2011	120,993		11,844	132,837		6.7	2,969,044	7.2	22.35	8
2012	134,134		37,456	171,590		8.6	3,897,083	9.4	22.71	8
2013	134,750		(73,210)	61,540		3.1	1,216,914	3.0	19.77	6
2014	344,885		73,210	418,095		21.0	8,129,618	19.7	19.44	4
2015	18,637		—	18,637		0.9	364,338	0.9	19.55	3
2016 and thereafter	230,007		—	230,007		11.8	3,916,607	9.4	17.03	7

Total	1,987,762		—	1,987,762		100.0%	$41,272,378	100.0%	$20.76	144

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2005, leases totaling 35,644 square feet (including renewals of 35,417 square feet and new leases of 227 square feet) have been signed and will commence during 2006. These signed leases represent approximately 21% of gross square footage expiring during 2006.

(5)	Expirations by quarter are as follows: Q1: 74,890 square feet Q2: 21,168 square feet Q3: 21,388 square feet Q4: 14,303 square feet.

(6)	Expirations by quarter are as follows: Q1: 40,405 square feet Q2: 14,652 square feet Q3: 27,315 square feet Q4: 11,878 square feet.
Miami Office Properties (1)

	Square			Square				Percentage	Annual	Number
	Footage			Footage			Annual	of Annual	Expiring	of
	of Expiring		Signed	of Expiring		Percentage	Full-Service	Full-	Per Square	Customers
Year of	Leases		Renewals	Leases		of Square	Rent Under	Service	Footage	With
Lease	(Before		of Expiring	(After		Footage	Expiring	Rent	Full-Service	Expiring
Expiration	Renewals)		Leases (2)	Renewals)		Expiring	Leases (3)	Expiring	Rent(3)	Leases
2006	284,284	(4)	(113,543)	170,741	(4) (5)	10.3%	$5,044,729	10.0%	$29.55	56
2007	159,033		(22,763)	136,270	(6)	8.3	3,730,173	7.4	27.37	36
2008	147,617		11,163	158,780		9.6	4,873,806	9.7	30.70	37
2009	324,804		2,992	327,796		19.9	9,498,910	18.8	28.98	34
2010	281,266		(10,368)	270,898		16.4	8,383,921	16.6	30.95	26
2011	64,140		48,497	112,637		6.8	3,555,001	7.1	31.56	9
2012	150,546		—	150,546		9.1	5,167,896	10.3	34.33	8
2013	47,684		4,590	52,274		3.2	1,703,723	3.4	32.59	5
2014	36,952		—	36,952		2.2	1,042,283	2.1	28.21	2
2015	94,545		11,932	106,477		6.5	3,298,286	6.5	30.98	3
2016 and thereafter	59,285		67,500	126,785		7.7	4,120,294	8.1	32.50	6

Total	1,650,156		—	1,650,156		100.0%	$50,419,022	100.0%	$30.55	222

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2005, leases totaling 162,890 square feet (including renewals of 113,543 square feet and new leases of 49,347 square feet) have been signed and will commence during 2006. These signed leases represent approximately 57% of gross square footage expiring during 2006.

(5)	Expirations by quarter are as follows: Q1: 42,947 square feet Q2: 28,269 square feet Q3: 28,016 square feet Q4: 71,509 square feet.

(6)	Expirations by quarter are as follows: Q1: 45,577 square feet Q2: 42,657 square feet Q3: 23,921 square feet Q4: 24,115 square feet.

Las Vegas Office Properties (1)

				Square				Percentage	Annual	Number
	Square			Footage			Annual	of Annual	Expiring	of
	Footage		Signed	of Expiring		Percentage	Full-Service	Full-	Per Square	Customers
Year of	of Expiring Leases		Renewals	Leases		of Square	Rent Under	Service	Footage	With
Lease	(Before		of Expiring	(After		Footage	Expiring	Rent	Full-Service	Expiring
Expiration	Renewals)		Leases(2)	Renewals)		Expiring	Leases (3)	Expiring	Rent(3)	Leases
2006	235,519	(4)	(38,741)	196,778	(4) (5)	19.1%	$6,353,129	18.9%	$32.29	32
2007	116,689		1,659	118,348	(6)	11.5	3,579,111	10.7	30.24	27
2008	180,700		—	180,700		17.5	5,661,840	16.9	31.33	25
2009	117,643		26,370	144,013		14.0	4,653,505	13.9	32.31	16
2010	110,800		—	110,800		10.7	3,634,233	10.8	32.80	16
2011	128,917		7,127	136,044		13.2	4,743,390	14.1	34.87	9
2012	33,278		—	33,278		3.2	1,126,356	3.4	33.85	2
2013	33,317		3,585	36,902		3.6	1,272,812	3.8	34.49	4
2014	19,295		—	19,295		1.9	597,339	1.8	30.96	2
2015	40,231		—	40,231		3.9	1,270,540	3.8	31.58	1
2016 and thereafter	15,498		—	15,498		1.4	660,315	1.9	42.61	1

Total	1,031,887		—	1,031,887		100.0%	$33,552,570	100.0%	$32.52	135

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2005, leases totaling 101,260 square feet (including renewals of 38,741 square feet and new leases of 62,519 square feet) have been signed and will commence during 2006. These signed leases represent approximately 43% of gross square footage expiring during 2006.

(5)	Expirations by quarter are as follows: Q1: 35,236 square feet Q2: 47,261 square feet Q3: 62,361 square feet Q4: 51,920 square feet.

(6)	Expirations by quarter are as follows: Q1: 7,342 square feet Q2: 27,054 square feet Q3: 58,485 square feet Q4: 25,467 square feet.
Other Office Properties (1)

	Square			Square				Percentage	Annual	Number
	Footage			Footage			Annual	of Annual	Expiring	of
	of Expiring		Signed	of Expiring		Percentage	Full-Service	Full-	Per Square	Customers
Year of	Leases		Renewals	Leases		of Square	Rent Under	Service	Footage	With
Lease	(Before		of Expiring	(After		Footage	Expiring	Rent	Full-Service	Expiring
Expiration	Renewals)		Leases (2)	Renewals)		Expiring	Leases (3)	Expiring	Rent(3)	Leases
2006	289,418	(4)	(88,227)	201,191	(4) (5)	9.8%	$4,745,260	10.2%	$23.59	49
2007	293,488	(6)	2,697	296,185	(6)	14.4	6,812,582	14.6	23.00	39
2008	146,442		(19,989)	126,453		6.2	3,230,899	6.9	25.55	33
2009	200,441		11,713	212,154		10.3	4,655,185	10.0	21.94	27
2010	164,931		5,916	170,847		8.3	4,542,466	9.8	26.59	25
2011	157,618		9,386	167,004		8.1	3,786,783	8.1	22.67	18
2012	106,408		5,269	111,677		5.4	2,992,333	6.4	26.79	7
2013	511,460		60,302	571,762		27.8	11,117,736	23.9	19.44	13
2014	57,662		—	57,662		2.8	1,230,868	2.6	21.35	6
2015	102,087		—	102,087		5.0	2,438,240	5.2	23.88	6
2016 and thereafter	24,184		12,933	37,117		1.9	1,050,743	2.3	28.31	3

Total	2,054,139		—	2,054,139		100.0%	$46,603,095	100.0%	$22.69	226

(1)	Square footage is presented without adjustment to reflect our actual ownership percentage in joint ventured properties.

(2)	Signed renewals extend the expiration dates of in-place leases to the end of the renewed term.

(3)	Calculated based on base rent payable under the lease for net rentable square feet expiring (after renewals), giving effect to free rent or scheduled rent increases taken into account under GAAP and including adjustments for expenses payable by or reimbursable from customers based on current expense levels.

(4)	As of December 31, 2005, leases totaling 188,839 square feet (including renewals of 88,227 square feet and new leases of 100,612 square feet) have been signed and will commence during 2006. These signed leases represent approximately 65% of gross square footage expiring during 2006.

(5)	Expirations by quarter are as follows: Q1: 94,812 square feet Q2: 46,151 square feet Q3: 20,534 square feet Q4: 39,694 square feet.

(6)	Expirations by quarter are as follows: Q1: 22,638 square feet Q2: 39,071 square feet Q3: 34,860 square feet Q4: 199,616 square feet.

Resort Residential Development Properties
     The following table shows certain information as of December 31, 2005, relating to the Resort Residential Development Properties.

									Proposed
				Planned				Average	Average
		Our Preferred		Sales	Closed		Physical	Sales Price	Sales Price
		Return /	Product	Lots/	Lots/	Remaining	Inventory	on Closed	on Remaining
Corporation / Project	Location	Ownership (1)	Type (2)	Units	Units	Lots/Units	Lots/Units	Lots/Units(3)	Lots/Units

Desert Mountain Development Corp.
Desert Mountain (4)	Scottsdale, AZ	93%	SF, SH, THB	2,481	2,399	82	20	$570	$1,355

Crescent Resort Development Inc.
Tahoe Mountain Resorts
Northstar — Iron Horse and Great Bear	Lake Tahoe, CA	13% / 57% (5)	COS	100	71	29	29	1,200	1,960
Northstar — Big Horn and Catamount	Lake Tahoe, CA	13% / 57% (5)	COS	113	—	113	—	N/A	1,430
Northstar — Remaining Phases	Lake Tahoe, CA	13% / 57% (5)	CO, TH, TS S	1,587	—	1,587	—	N/A	2,600
Old Greenwood-Units	Lake Tahoe, CA	13% / 71%	TH, TS S	165	27.4	137.6	6	1,870	1,966
Gray’s Crossing — Lots	Lake Tahoe, CA	13% / 71%	SF B	377	242	135	54	310	420
Gray’s Crossing — Units	Lake Tahoe, CA	13% / 71%	COB	169	—	169	—	N/A	400

Denver Development
Creekside Townhomes at Riverfront Park	Denver, CO	12% / 64%	TH P	23	16	7	7	730	870
Brownstones (Phase I)	Denver, CO	12% / 64%	TH P	16	9	7	7	1,580	1,910
Delgany	Denver, CO	12% / 64%	CO P	42	34	8	8	680	740
Identified Future Projects	Denver, CO	12%/26%-64% (5)	TH, CO B	934	—	934	—	N/A	790

Mountain and Other Development
Hummingbird	Bachelor Gulch, CO	12% / 64%	CO S	40	35	5	5	2,510	2,030
Eagle Ranch	Eagle, CO	12% / 76%	SF P	1,395	1,084	311	4	90	130
Main Street Station Vacation Club	Breckenridge, CO	12% / 30% (5)	TS S	42	29.5	12.5	12.5	1,200	1,060
Riverbend	Charlotte, NC	12% / 68%	SF P	630	442	188	28	30	40
Three Peaks	Silverthorne, CO	12% / 33% (5)	SF S	327	281	46	46	210	260
Village Walk	Beaver Creek, CO	12% / 58%	THB	26	—	26	—	N/A	5,230
Beaver Creek Landing	Beaver Creek, CO	12% / 64%	CO P	52	—	52	—	N/A	1,250
Identified Future Projects	Colorado	12% / 64%	TS, CO, THS	392	—	392	—	N/A	850

Houston Area Development Corp.
Spring Lakes	Houston, TX	98%	SF P	497	464	33	17	35	44

Crescent Plaza Residential
The Residences at the Ritz-Carlton	Dallas, TX	100%	CO, TH P	171	—	171	—	N/A	1,736

(1)	Our ownership percentage represents the profit percentage allocation after we receive a preferred return on invested capital.

(2)	SF (Single-Family Lot); CO (Condominium); TH (Townhome); TS (Timeshare Equivalent Unit) and SH (Single-Family Home). Superscript items represent P (Primary residence); S (Secondary residence); and B (Both Primary and Secondary residence).

(3)	Based on lots, units and acres closed during our ownership period.

(4)	Average Sales Price includes golf membership, which as of December 31, 2005, is $0.3 million.

(5)	A joint venture partner participates in this project.

Resort/Hotel Properties(1)
     The following table shows certain information for the years ended December 31, 2005 and 2004, with respect to our Resort/Hotel Properties. The information for the Resort/Hotel Properties is based on available rooms, except for Canyon Ranch-Tucson and Canyon Ranch-Lenox, which measure their performance based on available guest nights.

					For the years ended December 31,
									Revenue
					Average		Average		Per
		Year			Occupancy		Daily		Available
		Completed/			Rate		Rate		Room/Guest Night
RESORT/HOTEL PROPERTY (2)	Location	Renovated	Rooms		2005	2004	2005	2004	2005	2004
Operating Properties

Destination Fitness Resorts and Spas: (3)
Canyon Ranch-Tucson & Lenox	Tucson, AZ / Lenox, MA	1980/1989	471	(4)	82%	79%	$739	$713	$567	$521

Luxury Resorts and Spas:
Park Hyatt Beaver Creek Resort and Spa	Avon, CO	1989/2001	275		57%	60%	$303	$277	$172	$167
Fairmont Sonoma Mission Inn & Spa(5)	Sonoma, CA	1927/1987/1997/2004	228		71	59	292	253	207	149
Ventana Inn & Spa(6)	Big Sur, CA	1975/1982/1988	60		73	64	480	430	349	274

Total/Weighted Average			563		64%	60%	$319	$285	$206	$171

Total/Weighted Average for Canyon Ranch and Luxury Resorts and Spas Properties			1,034		73%	69%	$529	$501	$371	$331

Upscale Busines-Class Hotels:
Denver Marriott City Center	Denver, CO	1982/1994	613		73%	72%	$130	$124	$95	$90
Renaissance Houston Hotel	Houston, TX	1975/2000	388		70	61	105	103	74	63
Omni Austin Hotel(7)	Austin, TX	1986	375		77	73	128	114	99	83

Total/Weighted Average			1,376		73%	69%	$123	$116	$90	$80

Total/Weighted Average for Resort/Hotel Properties			2,410		73%	69%	$293	$277	$210	$188

(1)	Resort/Hotel Property Table is presented at 100% without any adjustment to give effect to our actual ownership percentage in the properties.

(2)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the Ritz-Carlton hotel and residence project in Dallas, Texas. The development plans include a Ritz-Carlton with approximately 217 hotel rooms and 70 residences.

(3)	On January 18, 2005, we contributed the Canyon Ranch-Tucson and Canyon Ranch-Lenox properties to a newly formed entity, CR Operating LLC, for a 48% common member interest in that entity. The remaining 52% of CR Operating LLC is owned by the founders of Canyon Ranch.

(4)	Represents available guest nights, which is the maximum number of guests the resort can accommodate per night.

(5)	We have an 80.1% member interest in the limited liability company that owns Fairmont Sonoma Mission Inn & Spa. Renovation of 97 historic inn rooms began in November 2003, at which time those rooms were removed from service. Total cost of the renovation was approximately $12.1 million and was completed in July 2004.

(6)	Renovation of 13 suites began in January 2004, at which time those suites were removed from service. All 13 suites returned to service in September 2004. In addition, 11 suites were taken out of service in November 2004 for renovation. All 11 suites returned to service in April 2005.

(7)	The Omni Austin Hotel is leased pursuant to a lease to HCD Austin Corporation.

Temperature-Controlled Logistics Properties
     The following table shows the number and aggregate size of Temperature-Controlled Logistics Properties by state as of December 31, 2005:

		Total Cubic	Total			Total Cubic	Total
	Number of	Footage	Square feet		Number of	Footage	Square feet
State	Properties(1)	(in millions)	(in millions)	State	Properties(1)	(in millions)	(in millions)
Alabama	4	10.7	0.4	Mississippi	1	4.7	0.2
Arizona	1	2.9	0.1	Missouri	2	46.8	2.7
Arkansas	6	33.1	1.0	Nebraska	2	4.4	0.2
California	6	23.7	0.9	New York	1	11.8	0.4

Colorado	1	2.8	0.1	North Carolina	3	10.0	0.4
Florida	5	6.5	0.3	Ohio	1	5.5	0.2
Georgia	8	49.5	1.7	Oklahoma	2	2.1	0.1
Idaho	2	18.7	0.8	Oregon	5	35.6	1.5
Illinois	2	11.6	0.4	Pennsylvania	2	27.4	0.9

Indiana	1	9.1	0.3	South Carolina	1	1.6	0.1

Iowa	2	12.5	0.5	South Dakota	1	2.9	0.1
Kansas	2	5.0	0.2	Tennessee	3	10.6	0.4
Kentucky	1	2.7	0.1	Texas	2	6.6	0.2
Maine	1	1.8	0.2	Utah	1	8.6	0.4
Massachusetts	4	10.2	0.5	Virginia	2	8.7	0.3
Minnesota	1	3.0	0.1	Washington	6	28.7	1.1
				Wisconsin	3	17.4	0.6

				TOTAL	85	437.2	17.4

(1)	As of December 31, 2005, AmeriCold Realty Trust operated 101 facilities, of which 84 were wholly-owned facilities, one was partially-owned and sixteen were managed for outside owners.
Item 3. Legal Proceedings
     We are not currently subject to any material legal proceeding nor, to our knowledge, is any material legal proceeding contemplated against us.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
     Our actual results of operations and the amounts actually available for distribution will be affected by a number of factors, including:
•	the general condition of the United States economy;

•	general leasing activity and rental rates in the markets in which the Office Properties are located;

•	the ability of tenants to meet their rent obligations;

•	our operating and interest expenses;

•	consumer preferences relating to the Resort Residential Development Properties and the Resort/Hotel Properties;

•	cash flows from unconsolidated entities;

•	the level of our property acquisitions and dispositions;

•	capital expenditure requirements;

•	federal, state and local taxes payable by us; and

•	the adequacy of cash reserves.
     There is no established public trading market for our limited partner interests, including the associated units for limited partners other than Crescent and the General Partner. The following table sets forth the cash distributions paid per unit during each quarter of fiscal years 2005 and 2004. As of February 23, 2006, there were 73 record holders of units.

Distributions
2004
First Quarter	$0.75
Second Quarter	0.75
Third Quarter	0.75
Fourth Quarter	0.75

2005
First Quarter	$0.75
Second Quarter	0.75
Third Quarter	0.75
Fourth Quarter	0.75
     Distributions are not taxable to the partners, but the partners’ allocable share of taxable income is taxable.
     Distributions on the 14,200,000 Series A Convertible Cumulative Preferred Units issued by us in February 1998, April 2002 and January 2004 are payable at a rate of $1.6875 per annum per Series A Convertible Cumulative Preferred Unit, prior to distributions on the units.
     Distributions on the 3,400,000 Series B Cumulative Redeemable Preferred Units issued by us in May and June 2002 are payable at a rate of $2.3750 per annum per Series B Cumulative Redeemable Preferred Unit, prior to distributions on the units.
Unregistered Sales of Equity Securities
     During the three months ended December 31, 2005, we issued an aggregate of 5,000 restricted units on October 11, 2005, to holders of our 2005 Long-Term Incentive Plan. The issuances of restricted units were exempt from registration as private placements under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data
     The following table includes certain of our financial information on a consolidated historical basis. You should read this section in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”
CRESCENT REAL ESTATE LIMITED PARTNERSHIP
CONSOLIDATED HISTORICAL FINANCIAL DATA
(Dollars in thousands, except unit data)

	For Years Ended December 31,
Operating Data:	2005	2004	2003	2002	2001
Total Property revenue	$1,023,523	$1,007,438	$899,790	$956,950	$593,511

Income from Property Operations	$280,354	$317,605	$303,379	$340,242	$346,764
Income (loss) from continuing operations before minority interests and income taxes	$24,488	$189,686	$57,323	$88,216	$13,526

Net income (loss) available to partners	$80,233	$172,088	$4,268	$91,391	$10,505

Basic earnings (loss) per unit:
(Loss) income available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(0.51)	$2.80	$0.04	$0.93	$(0.29)

Net income (loss) available to partners-basic	$1.36	$2.95	$0.07	$1.44	$0.15

Diluted earnings (loss) per unit:
(Loss) income available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(0.51)	$2.79	$0.04	$0.93	$(0.29)

Net income (loss) available to partners – diluted	$1.36	$2.94	$0.07	$1.44	$0.15

Balance Sheet Data (at period end):

Total assets	$4,139,080	$4,026,128	$4,306,712	$4,286,143	$4,422,826

Total debt	$2,259,473	$2,152,255	$2,558,699	$2,382,910	$2,214,094

Total partners’ capital	$1,326,824	$1,414,359	$1,331,281	$1,485,207	$1,759,190

Other Data:

Cash distribution declared per common unit	$3.00	$3.00	$3.00	$3.00	$3.70
Weighted average units outstanding – basic	59,006,201	58,373,704	58,317,273	63,577,892	67,814,802
Weighted average units outstanding – diluted	59,006,201	58,482,948	58,338,121	63,679,260	68,578,210

Cash flow provided by (used in):

Operating activities	$146,604	$88,143	$124,652	$294,001	$235,863

Investing activities	(198,358)	629,984	(34,579)	57,983	213,114

Financing activities	51,422	(708,552)	(90,606)	(308,210)	(455,976)

Funds from operations available to partners – diluted(1)	$144,317	$95,723	$174,762	$221,284	$155,412

(1)	Funds from operations, or FFO, is a supplemental non-GAAP financial measurement used in the real estate industry to measure and compare the operating performance of real estate companies, although those companies may calculate funds from operations in different ways. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as Net Income (Loss) determined in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from sales of depreciable operating property, excluding extraordinary items (determined by GAAP), plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO available to partners – diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners. For a more detailed definition and description of FFO and a reconciliation to net income determined in accordance with GAAP, see “Funds from Operations” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
     We are the Operating Partnership of Crescent Real Estate Equities Company, a REIT, with our assets and operations divided into four investment segments: Office, Resort Residential Development, Resort/Hotel and Temperature-Controlled Logistics. Our strategy has two key elements.
     First, we seek to capitalize on our award-winning office management platform. We intend to accomplish this by investing in premier office properties in select markets that offer attractive returns on invested capital. Our strategy is to align ourselves with institutional partners and become a significant manager of institutional capital. We believe this partnering makes us more competitive in acquiring new properties, and it enhances our return on equity by 300 to 500 basis points when compared to the returns we receive as a 100% owner. Where possible, we strive to negotiate performance-based incentives that allow for additional equity to be earned if return targets are exceeded. We were able to realize this increased return on equity from our promoted interest earned on the sale of Five Houston Center in December 2005.
     Consistent with this strategy, we continually evaluate our existing portfolio for potential joint-venture opportunities. We currently hold 48% of our office portfolio in joint ventures, and we will continue to joint venture more assets in our portfolio, which will enable us to further increase our return on equity as well as gain access to equity for reinvestment.
     We also seek to selectively develop new office properties where we see the opportunity for attractive returns. We started construction in the third quarter of 2005 on a new 239,000 square-foot office building as an addition to the Hughes Center complex in Las Vegas, Nevada. We recently entered into a joint venture with Hines to develop a 265,000 square-foot office building in Irvine, California, and we also entered into a joint venture with JMI Realty to co-develop a 233,000 square-foot, three-building office complex in San Diego, California. Additionally, we provide mezzanine financing to other office and hotel investors where we see attractive returns relative to owning the equity. We have entered into approximately $187.7 million of mezzanine financing investments, of which approximately $124.7 million relates to Office Properties, since the end of 2004. Subsequent to December 31, 2005, two of our mezzanine investments totaling $50.3 million were repaid.
     Second, we invest in real estate businesses that offer returns equal to or superior to what we are able to achieve in our office investments. We develop and sell residential properties in resort locations primarily through Harry Frampton and his East West Partners development team with the most significant project in terms of future cash flow being our investment in Tahoe Mountain Resorts in California. This development encompasses more than 2,500 total lots and units, of which 340 have been sold, 89 are currently in inventory and over 2,150 are scheduled for development over the next 14 years, and is expected to generate in excess of $4.7 billion in sales. We expect our investment in Tahoe to be a long-term source of earnings and cash flow growth as new projects are designed and developed. We view our resort residential developments as a business and believe that, beyond the net present value of existing projects, there is value in our strategic relationships with the development teams and our collective ability to identify and develop new projects.
     In 2005, we also completed the recapitalization of our Canyon Ranch investment. We believe Canyon Ranch is well positioned for significant growth, with a large portion of this growth over the near term coming from the addition of several Canyon Ranch Living communities. The focal point of these communities is a large, comprehensive wellness facility. Canyon Ranch will partner with developers on these projects and earn fees for the licensing of the brand name, design and technical services, and the ongoing management of the facilities. Canyon Ranch currently has one such development under construction in Miami Beach and others are under consideration or in negotiation.

Recent Developments
Office Segment
Joint Ventures
Five Houston Center
     On December 20, 2005, we completed the sale of Five Houston Center on behalf of Crescent 5 Houston Center, L.P., the joint venture which was owned 75% by a fund advised by JP Morgan Fleming Asset Management, or JPM, and 25% by us. The sale generated proceeds, net of selling costs, of approximately $164.6 million and a net gain of approximately $68.0 million. Our share of the net gain, including a promoted interest of approximately $13.6 million, was approximately $29.9 million. Our share of the proceeds was approximately $32.3 million, which was used to pay down the credit facility.
Paseo del Mar
     On September 21, 2005, we entered into a joint venture arrangement, Crecent-JMIR Paseo Del Mar LLC, with JMI Realty. The joint venture has committed to co-develop a 233,000 square-foot, three-building office complex in the Del Mar Heights submarket of San Diego, California. The venture is structured such that we own an 80% interest and JMI Realty owns the remaining 20% interest. In connection with the joint venture, Crescent-JMIR Paseo Del Mar LLC entered into a maximum $53.1 million construction loan with Guaranty Bank. Affiliates of JMI Realty manage the joint venture, guarantee the loan, and have provided a completion guarantee to the joint venture. The initial cash equity contribution to the joint venture was $28.6 million, of which our portion was $22.9 million. The development, which is currently underway, is scheduled for delivery in the third quarter of 2006. Upon completion, we will manage the property on behalf of the joint venture. We consolidate Crescent-JMIR Paseo Del Mar LLC.
One Buckhead Plaza
     On June 29, 2005, we contributed One Buckhead Plaza, subject to the Morgan Stanley Note of $85.0 million, to Crescent One Buckhead Plaza, L.P., a limited partnership in which we have a 35% interest and Metzler US Real Estate Fund L.P. has a 65% interest. The property was valued at $130.5 million and the transaction generated net proceeds to us of approximately $28.1 million, which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.4 million. None of the mortgage financing at the joint venture level is guaranteed by us. We manage the property on behalf of the joint venture. We account for our interest in Crescent One Buckhead Plaza, L.P. under the equity method.
2211 Michelson
     On June 9, 2005, we entered into a joint venture arrangement, Crescent Irvine LLC, with an affiliate of Hines. The joint venture purchased a land parcel located in the John Wayne submarket in Irvine, California, for $12.0 million. In addition, we have committed to co-develop a 265,000 square-foot Class A office property on the acquired site. Hines owns a 60% interest and we own a 40% interest in the joint venture. The initial cash equity contribution to the joint venture was $12.2 million, of which our portion was $4.9 million. Development is expected to begin in the first quarter of 2006. We account for our interest in Crescent Irvine LLC under the equity method.
Fulbright Tower
     On February 24, 2005, we contributed Fulbright Tower, subject to the Morgan Stanley Mortgage Capital Inc. Note of $73.4 million, and an adjacent parking garage, to Crescent 1301 McKinney, L.P., a limited partnership in which we have a 23.85% interest, a fund advised by JPMorgan Asset Management, or JPM, has a 60% interest and GE Asset Management, or GE, has a 16.15% interest. The property was valued at $106.0 million and the transaction generated net proceeds to us of approximately $33.4 million which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.5 million. None of the mortgage financing at the joint venture level is guaranteed by us. We manage this property on behalf of the joint venture. We account for our interest in Crescent 1301 McKinney, L.P. under the equity method.

Significant Tenant Lease Termination
     In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which will terminate El Paso’s leases relating to a total of 888,000 square feet at Greenway Plaza in Houston, Texas, effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007, and $62.0 million in rent according to the original lease terms from July 1, 2005 through December 31, 2007. Original expirations for the space ranged from 2007 through 2014. The $65.0 million lease termination fee, net of the approximately $23.0 million deferred rent receivable balance, will be recognized ratably to income over the period July 1, 2005 through December 31, 2007. In December 2005, we collected the first installment of the lease termination fee in the amount of $10.0 million. As of December 31, 2005, El Paso was current on all rental obligations.
Asset Purchases
     During the year ended December 31, 2005, and through February 2006, we completed the following acquisitions:

(in millions)			Purchase
Date	Property	Location	Price(1)
February 7, 2005	Exchange Building – Class A Office Property	Seattle, Washington	$52.5
April 8, 2005	One Buckhead Plaza – Class A Office Property(2)	Atlanta, Georgia	130.5
January 23, 2006	Financial Plaza – Class A Office Property	Phoenix, Arizona	55.0

(1)	The acquisitions were funded by draws on our credit facility and for One Buckhead Plaza and Financial Plaza, by mortgage loans with Morgan Stanley and Allstate, respectively.

(2)	In June 2005, we contributed One Buckhead Plaza to Crescent One Buckhead Plaza L.P., as described above under “Office Segment – One Buckhead Plaza.”
Asset Sales
     The following table summarizes our significant asset sales during the year ended December 31, 2005, and through February 2006:

(in millions)			Net
Date	Property	Location	Proceeds		Gain
Office
February 7, 2005	Albuquerque Plaza	Albuquerque, NM	$ 34.7	(1)	$1.6
August 16, 2005	Barton Oaks Plaza One	Austin, TX	14.4	(1)	5.3
September 19, 2005	Chancellor Park	San Diego, CA	55.4	(2)	31.9
September 28, 2005	Two Renaissance Square	Phoenix, AZ	116.8	(1)	67.4
February 17, 2006	Waterside Commons	Dallas, TX	24.8	(2)	—	(3)

(1)	Proceeds were used to pay down a portion of our Bank of America Fund XII Term Loan.

(2)	Proceeds were used primarily to pay down our credit facility.

(3)	We previously recorded an impairment charge of approximately $1.0 million during the year ended December 31, 2005.

Resort/Hotel Segment
Joint Ventures
Canyon Ranch
     On January 18, 2005, we contributed Canyon Ranch Tucson, our 50% interest and our preferred interest in CR Las Vegas, LLC and our 30% interest in CR License, L.L.C., CR License II, L.L.C., CR Orlando LLC and CR Miami LLC, to two newly formed entities, CR Spa, LLC and CR Operating, LLC. In exchange, we received a 48% common equity interest in each new entity. The remaining 52% interest in these entities is held by the founders of Canyon Ranch, who contributed their interests in CR Las Vegas, LLC, CR License II, L.L.C., CR Orlando LLC and CR Miami LLC and the resort management contracts. In addition, we sold Canyon Ranch Lenox to a subsidiary of CR Operating, LLC. As a result of these transactions, the new entities own the following assets: Canyon Ranch Tucson, Canyon Ranch Lenox, Canyon Ranch SpaClub at the Venetian Resort in Las Vegas, Canyon Ranch SpaClub on the Queen Mary 2 ocean liner, Canyon Ranch Living Community in Miami, Florida, Canyon Ranch SpaClub at The Gaylord Palms Resort in Kissimmee, Florida, and the Canyon Ranch trade names and trademarks.
     In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. In this private placement, Richard E. Rainwater, Chairman of Crescent’s Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units on terms identical to those extended to all other investors. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. At the end of ten years, or upon earlier redemption, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. The units are redeemable after seven years at the option of the issuer. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox Destination Fitness Properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the Properties and to pay down our credit facility. No gain or loss was recorded in connection with the above transactions. Following these transactions, we account for our interests in CR Spa, LLC and CR Operating, LLC under the equity method.

Other Segment
Mezzanine Investments
          We offer mezzanine financing in the form of limited recourse loans that are made to a special purpose entity which is the direct or indirect parent of another special purpose entity owning a commercial real estate property. These mezzanine loans are secured by a pledge of the ownership interest in the property owner (or in an entity that directly or indirectly owns the property owner) and are thus structurally subordinate to a conventional first mortgage loan made to the property owner. We also offer mezzanine financing by taking a junior participating interest in a first mortgage loan.
          The underlying real estate assets may be a single office or hotel property, or a portfolio of cross-collateralized real estate assets. We typically require recourse guaranties from the ultimate owners of the property for such matters as voluntary bankruptcy filings, failure to contest involuntary bankruptcy filings, violation of special purpose entity covenants, environmental liability and other events such as misappropriation of rents or insurance. Although these types of loans generally have greater repayment risks than first mortgages due to the subordinated nature of the loans and the higher loan-to-value ratio, we have a disciplined approach in underwriting the value of the asset. The yield on these investments may be enhanced by front-end fees, prepayment fees, yield look-backs, participating interests and additional fees to allow prepayment during a prepayment black-out period.

(in millions)					Interest Rate at	Fixed/
Date	Loan Amount		Investment	Maturity Date	December 31, 2005	Variable
November 9, 2004	$22.0	(1)	Los Angeles Office Property	2006	13.62%	Variable
February 7, 2005	17.3	(2)	New York City Office Property	2007	12.05%	Variable
March 31, 2005	33.0	(3)	Orlando Resort	2008	12.00%	Fixed
May 31, 2005	20.0	(4)	Los Angeles Office Property	2007	12.59%	Variable
June 9, 2005	12.0	(5)	Dallas Office Property	2007	12.87%	Variable
August 31, 2005	7.7	(6)	Three Dallas Office Properties	2010	11.04%	Fixed
November 16, 2005	15.0	(7)	Two Luxury Hotel Properties in California	2007	15.37%	Variable
November 16, 2005	25.0	(8)	Los Angeles Office Property	2007	8.87%	Variable
December 30, 2005	20.7	(9)	Office Portfolio in Southeastern U.S.	2007	11.23%	Variable
January 20, 2006	15.0	(10)	Six Hotel Properties in Florida	2009	N/A	Variable

(1)	The loan bears interest at LIBOR plus 925 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to four six-month extension options.

(2)	On February 1, 2006, the loan was repaid in full.

(3)	Outstanding amount excludes $0.1 million of unamortized premium. On February 24, 2006, the loan was repaid in full.

(4)	The loan bears interest at LIBOR plus 825 basis points with an interest-only term until maturity, subject to the right of the borrower to two six-month extensions and a third extension ending December 1, 2008.

(5)	The loan bears interest at LIBOR plus 850 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

(6)	The loan has an interest-only term through September 2007. Beginning October 2007, the borrower must make principal payments based on a 30-year amortization schedule until maturity.

(7)	The loan bears interest at LIBOR plus 1100 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to five one-year extension options.

(8)	The loan bears interest at LIBOR plus 453 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to three six-month extension options. The office property securing our investment is the same property securing our May 31, 2005, investment.

(9)	The loan bears interest at LIBOR plus 685 basis points with an interest-only term until maturity, subject to the right of the borrower to extend pursuant to three one-year extension options.

(10)	The loan bears interest at LIBOR plus 800 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.

Redtail Capital Partners, L.P.
     On May 10, 2005, we entered into an agreement with Capstead Mortgage Corporation pursuant to which we formed a joint venture, Redtail Capital Partners, L.P., to invest up to $100.0 million in select mezzanine loans on commercial real estate over a two-year period. The Redtail Capital Partners joint venture agreement also provides that we and Capstead may form a second joint venture to invest up to an additional $100.0 million in equity. Capstead is committed to 75% of the capital of the second joint venture, or up to $75.0 million, and we are committed to 25%, or up to $25.0 million. We will be responsible for identifying investment opportunities and managing the portfolios and will earn a management fee and incentives based on portfolio performance. A wholly-owned subsidiary of this joint venture has a $225.0 million warehouse borrowing facility in the form of a repurchase agreement. Borrowings under the warehouse facility are secured by the subsidiary’s financed participation interests and mezzanine loans, and guaranteed by the joint venture. Total investments of the joint venture in mezzanine loans, assuming leverage, could be as much as $325.0 million. As of December 31, 2005, we have made capital contributions of $2.3 million. We account for our interest in Redtail Capital Partners, L.P. under the equity method.
2005 Operating Performance
Office Segment
     The following table shows the performance factors on stabilized properties, excluding properties held for sale, used by management to assess the operating performance of the Office Segment:

	2005	2004
Ending Economic Occupancy(1)	88.5%	88.6%
Leased Occupancy(2)	90.8%	89.9%
In-Place Weighted Average Full-Service Rental Rate(3)	$22.48	$22.63
Tenant Improvement and Leasing Costs per Sq. Ft. per year	$3.55	$3.13
Average Lease Term(4)	6.2 years	7.4 years
Same-Store NOI(5) Decline	(1.5)%	(5.3)%
Same-Store Average Economic Occupancy	87.3%	86.0%

(1)	Economic occupancy reflects the occupancy of all tenants paying rent.

(2)	Leased occupancy reflects the amount of contractually obligated space, whether or not commencement has occurred.

(3)	The weighted average full-service rental rate for the El Paso lease reflects weighted average full-service rental rate over the shortened term and excludes the impact of the net lease termination fee being recognized ratably to income through December 31, 2007.

(4)	Reflects leases executed during the period.

(5)	Same-store NOI (net operating income) represents office property net income excluding depreciation, amortization, interest expense and non-recurring items such as lease termination fees for Office Properties owned for the entirety of the comparable periods.
     For 2006, we expect continued improvement in the economy. This allows us to remain cautiously optimistic about economic occupancy gains in 2006. We expect that 2006 ending economic occupancy for our portfolio will increase to approximately 90% to 91%.
Resort Residential Development Segment
     The following tables show the performance factors used by management to assess the operating performance of the Resort Residential Development Segment. Information is provided for the CRDI Resort Residential Development Properties and the Desert Mountain Resort Residential Development Properties, which represent our significant investments in this segment as of December 31, 2005.
CRDI

	For the years ended December 31,
(dollars in thousands)	2005	2004
Resort Residential Lot Sales	545	353
Resort Residential Unit Sales:
Townhome Sales	25	12
Condominium Sales	187	41
Equivalent Timeshare Sales	15.7	14.6
Average Sales Price per Resort Residential Lot	$164	$152
Average Sales Price per Resort Residential Unit	$1,265	$1,831

     CRDI, which invests primarily in mountain residential real estate in Colorado and California and residential real estate in downtown Denver, Colorado, is highly dependent upon the national economy and customer demand. For 2006, management expects that unit and lot sales will decrease due to the number of units and lots completed and available for sale as compared to 2005, but the average sales price will increase at CRDI due to product mix, with approximately 60% closed or pre-sold as of January 31, 2006.
Desert Mountain

	For the years ended December 31,
	2005	2004
(dollars in thousands)
Resort Residential Lot Sales	40	68
Average Sales Price per Lot (1)	$1,082	$756

(1)	Includes equity golf membership
     Desert Mountain is in the latter stages of development and management anticipates minor additions to its decreasing available inventory. Total lot and home sales are expected to be higher in 2006 compared to 2005 as a result of approximately 10 lots and 38 homes being completed in 2006.
Resort/Hotel Segment
     The following table shows the performance factors used by management to assess the operating performance of our Resort/Hotel Properties.

	For the years ended December 31,
			Average		Average		Revenue Per
	Same-Store NOI(1)		Occupancy		Daily		Available
	% Change		Rate		Rate		Room/Guest Night

	2005	2004	2005	2004	2005	2004	2005	2004

Canyon Ranch and Luxury Resorts and Spas	41%	(3)%	73%	69%	$529	$501	$371	$331
Upscale Business-Class Hotels	26%	(6)%	73%	69%	$123	$116	$90	$80

(1)	Same-Store NOI (net operating income) represents net income excluding depreciation and amortization, interest expense and rent expense for Resort/Hotel Properties owned for the entirety of the comparable periods.
     We anticipate a 3% to 5% increase in revenue per available room in 2006 at the Resort/Hotel Properties driven by the continued recovery of the economy and travel industry.

Results of Operations
     The following table shows the variance in dollars for certain of our operating data between the years ended December 31, 2005 and 2004, and the years ended December 31, 2004 and 2003.

	Total variance in	Total variance in
	dollars between	dollars between
	the years ended	the years ended
	December 31,	December 31,
(in millions)	2005 and 2004	2004 and 2003
REVENUE:
Office Property	$(104.4)	$9.7
Resort Residential Development Property	192.4	89.5
Resort/Hotel Property	(71.9)	8.5

Total Property revenue	$16.1	$107.7

EXPENSE:
Office Property real estate taxes	$(19.6)	$(3.7)
Office Property operating expenses	(19.3)	10.6
Resort Residential Development Property expense	160.8	74.3
Resort/Hotel Property expense	(68.5)	12.2

Total Property expense	$53.4	$93.4

Income from Property Operations	$(37.3)	$14.3

OTHER INCOME (EXPENSE):
Income from sale of investment in unconsolidated company, net	$29.9	$(86.2)
Income from investment land sales	(10.2)	5.8
(Loss) gain on joint venture of properties, net	(268.5)	265.7
Gain on property sales, net	0.1	—
Interest and other income	11.1	10.2
Corporate general and administrative	(11.5)	(6.2)
Interest expense	40.1	(4.7)
Amortization of deferred financing costs	4.9	(2.0)
Extinguishment of debt	40.5	(42.6)
Depreciation and amortization	17.9	(15.8)
Impairment charges related to real estate assets	3.0	4.5
Other expenses	(3.2)	5.2
Equity in net income (loss) of unconsolidated companies:
Office Properties	5.2	(4.9)
Resort Residential Development Properties	1.8	(12.7)
Resort/Hotel Properties	(1.3)	(6.0)
Temperature-Controlled Logistics Properties	(5.9)	4.0
Other	18.2	3.8

Total other income (expense)	$(127.9)	$118.1

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$(165.2)	$132.4

Minority interests	(7.2)	(6.3)
Income tax (expense) benefit	(20.5)	40.0

INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$(192.9)	$166.1

Income from discontinued operations	(6.5)	(7.5)
Impairment charges related to real estate assets from discontinued operations	3.5	26.0
Gain on real estate from discontinued operations	103.9	(10.9)
Cumulative effect of a change in accounting principle	0.4	(0.4)

NET INCOME	$(91.6)	$173.3

Series A Preferred Unit distributions	(0.3)	(5.5)
Series B Preferred Unit distributions	—	—

NET INCOME (LOSS) AVAILABLE TO PARTNERS	$(91.9)	$167.8

Comparison of the year ended December 31, 2005, to the year ended December 31, 2004
Property Revenues
          Total property revenues increased $16.1 million, or 1.6%, to $1,023.5 million for the year ended December 31, 2005, as compared to $1,007.4 million for the year ended December 31, 2004. The primary components of the increase in total property revenues are discussed below.
•	Office Property revenues decreased $104.4 million, or 21.7%, to $377.3 million, primarily due to:
▪	a decrease of $154.6 million due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004; partially offset by Fulbright Tower, which was acquired in December 2004 and joint ventured in February 2005, and One Buckhead Plaza which was acquired in April 2005 and joint ventured in June 2005; partially offset by

▪	an increase of $26.9 million from the acquisition of Hughes Center in January through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005;

▪	an increase of $17.1 million resulting from third party management and leasing services and related direct expense reimbursements due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, and Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005;

▪	an increase of $4.9 million from the 43 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to a 2.2 percentage point increase in average occupancy (from 82.9% to 85.1%), increased expense recovery revenue related to the increase in occupancy and increased recoverable expenses, and increased parking revenue; partially offset by a decline in full service weighted average rental rates; and

▪	an increase of $2.2 million in net lease termination fees (from $9.0 million to $11.2 million) primarily due to the El Paso lease termination.
•	Resort Residential Development Property revenues increased $192.4 million, or 61.8%, to $503.6 million, primarily due to:
▪	an increase of $189.7 million in CRDI revenues related to product mix in lots and units available for sale in 2005 versus 2004, primarily at Hummingbird Lodge in Bachelor Gulch, Colorado, Northstar Village in Lake Tahoe, California, Creekside at Riverfront Park in Denver, Colorado, Delgany in Denver, Colorado, Brownstones in Denver, Colorado, and Gray’s Crossing in Lake Tahoe, California which had sales in the year ended December 31, 2005, but reduced or no sales in 2004; partially offset by the Cresta project in Arrowhead, Colorado, Old Greenwood in Lake Tahoe, California, and Horizon Pass in Bachelor Gulch, Colorado, which had sales in the year ended December 31, 2004, but reduced or no sales in 2005.
•	Resort/Hotel Property revenues decreased $71.9 million, or 33.5%, to $142.6 million, primarily due to:
▪	a decrease of $88.8 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

▪	an increase of $6.9 million in room revenue at the Luxury Resort and Spa Properties related to a 20% increase in revenue per available room (from $171 to $206) resulting from a 12% increase in average daily rate (from $285 to $319) and a 4 percentage point increase in occupancy (from 60% to 64%);

▪	an increase of $4.5 million in food and beverage, spa and other revenue at the Luxury Resort and Spa Properties primarily due to a 12 percentage point increase in occupancy (from 59% to 71%) at the Sonoma Mission Inn primarily related to the renovation of the 97 historic inn rooms which were out of service during the first two quarters of 2004;

▪	an increase of $2.8 million in room revenue at the Upscale Business-Class Hotel Properties primarily due to a 13% increase in revenue per available room (from $80 to $90) resulting from an increase of 6% in average daily rate (from $116 to $123) and a 4 percentage point increase in occupancy (from 69% to 73%); and

▪	an increase of $2.6 million in food and beverage and other revenue at the Upscale Business-Class Hotel Properties primarily related to the 4 percentage point increase in occupancy (from 69% to 73%) in conjunction with increased group volume.

Property Expenses
          Total property expenses increased $53.4 million, or 7.7%, to $743.2 million for the year ended December 31, 2005, as compared to $689.8 million for the year ended December 31, 2004. The primary components of the variances in property expenses are discussed below.
•	Office Property expenses decreased $38.9 million, or 16.3%, to $199.3 million, primarily due to:
▪	a decrease of $73.3 million due to the joint ventures of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, partially offset by Fulbright Tower, which was acquired in December 2004 and joint ventured in February 2005 and One Buckhead Plaza, which was acquired in April 2005 and joint ventured in June 2005; partially offset by

▪	an increase of $14.4 million related to the cost of providing third-party management services due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004, and Fulbright Tower in February 2005 and One Buckhead Plaza in June 2005, which are recouped by increased third party fee income and direct expense reimbursements;

▪	an increase of $10.7 million from the acquisition of Hughes Center in January through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004 and the Exchange Building in February 2005;

▪	an increase of $4.7 million in operating expenses of the 43 consolidated Office Properties (excluding 2004 and 2005 acquisitions, dispositions and properties held for sale) that we owned or had an interest in primarily due to increased administrative costs, utilities, general building and property taxes; and

▪	an increase of $4.5 million due to increased payroll and benefit costs and Sarbanes-Oxley compliance costs.
•	Resort Residential Development Property expenses increased $160.8 million, or 59.2%, to $432.6 million, primarily due to:
▪	an increase of $160.5 million in CRDI cost of sales related to product mix in lots and units available for sale in 2005 versus 2004, primarily at the Hummingbird Lodge in Bachelor Gulch, Colorado, Northstar Village in Lake Tahoe, California, Creekside at Riverfront Park in Denver, Colorado, Delgany in Denver, Colorado, Brownstones in Denver, Colorado, and Gray’s Crossing in Lake Tahoe, California, which had sales in the year ended December 31, 2005, but reduced or no sales in 2004; partially offset by the Cresta project in Arrowhead, Colorado, Old Greenwood in Lake Tahoe, California, and Horizon Pass in Bachelor Gulch, Colorado, which had sales in the year ended December 31, 2004, but reduced or no sales in 2005.
•	Resort/Hotel Property expenses decreased $68.5 million, or 38.1%, to $111.3 million, primarily due to:
▪	a decrease of $76.5 million due to the contribution, in January 2005, of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment; partially offset by

▪	an increase of $5.2 million in operating expenses at the Luxury Resort and Spa Properties primarily due to a 12 percentage point increase in occupancy at Sonoma Mission Inn (from 59% to 71%) primarily related to the renovation of the 97 historic inn rooms which were out of service during the first two quarters of 2004; and

▪	an increase of $2.7 million in operating expenses at the Upscale Business-Class Hotel Properties primarily related to a 9 percentage point increase in occupancy at Houston Renaissance (from 61% to 70%).
Other Income/Expense
          Total other income and expenses increased $127.9 million, or 100.0%, to $255.8 million for the year ended December 31, 2005, compared to $127.9 million for year ended December 31, 2004. The primary components of the increase in total other income and expenses are discussed below.

Other Income
          Other income decreased $219.6 million, or 70.3%, to $92.6 million for the year ended December 31, 2005, as compared to $312.2 million for the year ended December 31, 2004. The primary components of the decrease in other income are discussed below.
•	Gain on joint venture of properties, net decreased $268.5 million, due primarily to:
▪	$265.8 million decrease due to the gain on the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties in 2004; and

▪	$4.9 million decrease due to the write-off of capitalized internal leasing costs related to prior year joint venture of properties; partially offset by

▪	$1.9 million increase due to the gain on the joint venture of Fullbright Tower and One Buckhead in 2005.
•	Income from investment land sales, net decreased $10.2 million due to the gain of $8.6 million on sales of two parcels of undeveloped investment land in 2005 compared to $18.8 million gain on sales of five parcels of undeveloped investment land in 2004.

•	Income from sale of investment in unconsolidated company, net increased $29.9 million due to the sale of our interests in the entity that owned the 5 Houston Center Office Property in 2005.

•	Interest and other income increased $11.1 million to $29.1 million primarily due to:
▪	$10.5 million interest from mezzanine loans;

▪	$3.7 million interest from U.S. Treasury and government sponsored agency securities purchased in December 2004 and January 2005 related to debt defeasance in order to release the lien on properties securing the LaSalle Note I and Nomura Funding VI Note; and

▪	$1.7 million increase in other income from legal settlement proceeds received in connection with certain deed transfer taxes; partially offset by

▪	$3.7 million received in 2004 from COPI pursuant to the COPI bankruptcy plan for notes receivable previously written off in 2001.
•	Equity in net income of unconsolidated companies increased $18.0 million to $27.6 million primarily due to:
▪	an increase of $18.2 million in Other equity in net income primarily attributable to an increase of $6.1 million of income from the G2 investment and an increase of $11.5 million of income from the SunTx investment; and

▪	an increase of $5.2 million in Office equity in net income primarily attributable to the joint ventures of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties; partially offset by

▪	a decrease of $5.9 million in Temperature-Controlled Logistics equity in net income primarily attributable to the gain on the sale of a portion of our interests in AmeriCold to The Yucaipa Companies in 2004.
Other Expenses
          Other expenses decreased $91.7 million, or 20.8%, to $348.5 million for the year ended December 31, 2005, compared to $440.2 million for the year ended December 31, 2004. The primary components of the decrease in other expenses are discussed below.
•	Extinguishment of debt expense decreased $40.5 million, or 94.8%, to $2.2 million due to:
▪	$17.5 million related to the securities purchased in excess of the debt balance to defease LaSalle Note I in connection with the joint venture of Office Properties in 2004;

▪	$17.5 million prepayment penalty associated with the payoff of the JP Morgan Chase Mortgage Loan in connection with the joint venture of Office Properties in 2004;

▪	$1.0 million mortgage prepayment fee associated with the payoff of the Lehman Brothers Holdings, Inc. Loan in connection with the joint venture of Office Properties in 2004; and

▪	$6.6 million write-off of deferred financing costs, of which $3.1 million related to the joint venture or sale of real estate assets in 2004; partially offset by

▪	$2.1 million write-off of deferred financing costs, of which $0.7 million related to the joint venture or sale of real estate assets in 2005.

•	Interest expense decreased $40.1 million, or 22.7%, to $136.7 million due to a decrease of $392 million in the weighted average debt balance (from $2,664 billion to $2,272 billion), partially offset by a .03 percentage point increase in the hedged weighted average interest rate (from 6.95% to 6.98%) and $3.0 million cash flow payments recorded as interest expense related to the Fountain Place transaction in June 2004.

•	Depreciation and amortization costs decreased $17.9 million, or 10.1%, to $146.2 million due to:
▪	$19.3 million decrease in Office Property depreciation expense, primarily due to:
º	$36.7 million decrease attributable to the joint ventures of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central in November 2004, partially offset by Fulbright Tower which was acquired in December 2004 and subsequently joint ventured in February 2005 and One Buckhead Plaza which was acquired in April 2005 and subsequently joint ventured in June 2005; partially offset by

º	$13.2 million increase from the acquisitions of Hughes Center in January through May 2004, Dupont Centre in March 2004, The Alhambra in August 2004, One Live Oak, Fulbright Tower and Peakview Tower in December 2004 and the Exchange Building in February 2005; and

º	$3.5 million increase primarily due to increased building and leasehold improvements; and
▪	$5.2 million decrease in Resort/Hotel Property depreciation expense primarily related to the joint venture of the Canyon Ranch Properties, partially offset by the reclassification of the Denver City Marriott Hotel Property from held for sale to held and used; partially offset by

▪	$6.6 million increase in Resort Residential Development Property depreciation expense primarily related to club amenities and golf course improvements at CRDI and DMDC.
•	Amortization of deferred financing costs decreased $4.9 million, or 37.7%, to $8.1 million primarily due to the refinancing and modification of the Credit Facility in February 2005 and December 2005, partially offset by the reduction of the Fleet Fund I and II Term Loan in January 2004 and the payoff of the Lehman Capital Note in November 2004.

•	Impairment charges related to real estate assets decreased $3.0 million due to the impairment of $4.1 million related to the demolition of the old clubhouse at the Sonoma Club in the third quarter 2004 in order to construct a new clubhouse, partially offset by $1.1 million impairment of the Waterside Commons Office Property in the fourth quarter 2005.

•	Corporate general and administrative costs increased $11.5 million, or 29.6%, to $50.4 million due primarily to an increase in compensation expense associated with restricted units granted under our long-term incentive compensation plans in December 2004 and May 2005.
Income Tax Expense/Benefit
          The $20.5 million decrease in the income tax benefit to a $7.4 million income tax expense for the year ended December 31, 2005, as compared to the income tax benefit of $13.1 million for the year ended December 31, 2004, is primarily due:
•	$8.3 million decreased tax benefit on the Resort Residential Development Properties primarily attributable to the results of operations at CRDI;

•	$5.8 million decreased tax benefit on the Resort/Hotel Properties due to the contribution of the Canyon Ranch Properties to a newly formed entity, CR Operating, LLC, in which we have a 48% member interest that is accounted for as an unconsolidated investment and reduced taxable losses at the other properties;

•	$4.0 million tax expense related to income from our investment in SunTx; and

•	$2.8 million tax expense related to income from our investment in G2.

Discontinued Operations
          Income from discontinued operations on assets sold and held for sale increased $100.9 million to $110.1 million due to:
•	an increase of $103.9 million, primarily due to the $105.1 million gain on the sale of four properties in 2005; and

•	an increase of $3.5 million, due to an aggregate $3.5 million impairment on three office properties in 2004; partially offset by

•	a decrease of $6.5 million, due to the reduction of net income associated with properties held for sale in 2005 compared to 2004.
Comparison of the year ended December 31, 2004, to the year ended December 31, 2003
Property Revenues
          Total property revenues increased $107.7 million, or 12.0%, to $1,007.4 million for the year ended December 31, 2004, as compared to $899.7 million for the year ended December 31, 2003. The primary components of the increase in total property revenues are discussed below.
•	Office Property revenues increased $9.7 million, or 2.1%, to $481.7 million, primarily due to:
▪	an increase of $48.1 million from the acquisitions of The Colonnade in August 2003, the Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004 , The Alhambra in August 2004, and One Live Oak and Peakview Tower in December 2004; and

▪	an increase of $3.3 million resulting from third party management services and related direct expense reimbursements; partially offset by

▪	a decrease of $22.8 million due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004;

▪	a decrease of $17.4 million from the 40 consolidated Office Properties (excluding 2003 and 2004 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to a decrease in full service weighted average rental rates, a 0.5 percentage point decline in average occupancy (from 83.1% to 82.6%), a decrease in recoveries due to expense reductions and base year rollover of significant customers, and a decline in net parking revenues;

▪	a decrease of $1.1 million due to nonrecurring revenue earned in 2003; and

▪	a decrease of $0.7 million in net lease termination fees (from $9.7 million to $9.0 million).
•	Resort Residential Development Property revenues increased $89.5 million, or 40.4%, to $311.2 million, primarily due to:
▪	an increase of $65.6 million in CRDI revenues related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the Old Greenwood timeshare project and Gray’s Crossing lot project in Tahoe, California, and the Horizon Pass project in Bachelor Gulch, Colorado, which had sales in 2004 but none for the year ended December 31, 2003, as the projects were not available for sale; partially offset by the Old Greenwood lot project in Tahoe, California, the Cresta project in Arrowhead, Colorado, the Creekside at Riverfront Park project in Denver, Colorado, and the One Vendue project in Charleston, South Carolina, which had reduced or no sales in 2004;

▪	an increase of $13.4 million in DMDC revenues related to increased lots sales (from 60 to 68) and increased average price per lot;

▪	an increase of $8.2 million in other revenue at DMDC and CRDI. The increase at DMDC is primarily due to a settlement for partial reimbursement of construction remediation costs and an increase in membership transfer fees, and at CRDI is primarily due to restaurant revenues in Denver, Colorado, beginning in the fourth quarter of 2003; and

▪	an increase of $4.8 million in club revenue at DMDC and CRDI. The increase at DMDC is primarily due to increased membership levels and an increase in dues, and at CRDI is primarily due to the addition of a golf course in Truckee, California, and the full impact in 2004 of the sale of club memberships at the Tahoe Mountain Resorts property, which began selling memberships in mid-2003; partially offset by

▪	a decrease of $1.7 million in other revenue due to interest income recorded in 2003 for our note receivable with the Woodlands entities which was sold in December 2003.

•	Resort/Hotel Property revenues increased $8.5 million, or 4.1%, to $214.5 million, primarily due to:
▪	an increase of $8.7 million at the Destination Fitness Resort Properties related to a 10% increase in revenue per available room (from $475 to $521) as a result of an 8% increase in average daily rate (from $661 to $713) and a 3 percentage point increase in occupancy (from 76% to 79%); and

▪	an increase of $1.1 million at the Luxury Resort and Spa Properties primarily related to an increase in food and beverage and spa revenue of $1.7 million, partially offset by a 2% decrease in revenue per available room (from $174 to $171) as a result of a 2 percentage point decrease in occupancy (from 62% to 60%) related to the renovation of 97 historic inn rooms at the Sonoma Mission Inn, which were out of service for the first six months of 2004, and the renovation of 13 suites at the Ventana Inn, which were out of service from January through September 2004; partially offset by

▪	a decrease of $1.3 million at the Upscale Business-Class Hotel Properties related to a 5% decrease in revenue per available room (from $84 to $80) as a result of a 3% decrease in average daily rate (from $119 to $116) and a 1 percentage point decrease in occupancy (from 70% to 69%).
Property Expenses
          Total property expenses increased $93.4 million, or 15.7%, to $689.8 million for the year ended December 31, 2004, as compared to $596.4 million for the year ended December 31, 2003. The primary components of the variances in property expenses are discussed below.
•	Office Property expenses increased $6.9 million, or 3.0%, to $238.2 million, primarily due to:
▪	an increase of $15.8 million from the acquisition of The Colonnade in August 2003, Hughes Center Properties in December 2003 through May 2004, the Dupont Centre in March 2004, the Alhambra in August 2004, One Live Oak and Peakview Tower in December 2004; and

▪	an increase of $3.1 million related to the cost of providing third party management services to joint venture properties, which are recouped by increased third party fee income and direct expense reimbursements; partially offset by

▪	a decrease of $10.3 million due to the joint venture of The Crescent, Trammell Crow Center, Fountain Place, Houston Center and Post Oak Central in November 2004; and

▪	a decrease of $2.2 million from the 40 consolidated Office properties (excluding 2003 and 2004 acquisitions, dispositions and properties held for sale) that we owned or had an interest in, primarily due to:
º	$3.1 million decrease in property taxes and insurance; and

º	$0.3 million decrease in utilities; partially offset by

º	$0.4 million increase in building repairs and maintenance; and

º	$0.9 million increase in administrative expenses.
•	Resort Residential Development Property expenses increased $74.3 million, or 37.6%, to $271.8 million, primarily due to:
▪	an increase of $47.8 million in CRDI cost of sales related to product mix in lots and units available for sale in 2004 versus 2003, primarily at the Old Greenwood timeshare project and Gray’s Crossing lot project in Tahoe, California, and the Horizon Pass project in Bachelor Gulch, Colorado, which had sales in 2004 but none for the year ended December 31, 2003, as the projects were not available for sale; partially offset by the Old Greenwood lot project in Tahoe, California, the Cresta project in Arrowhead, Colorado, the Creekside at Riverfront Park project in Denver, Colorado, and the One Vendue project in Charleston, South Carolina, which had reduced or no sales in 2004;

▪	an increase of $10.6 million in marketing and other expenses at certain CRDI projects and the Ritz Carlton condominium Dallas residence project;

▪	an increase of $8.3 million in DMDC cost of sales due to increased lot sales and higher priced lots sold in 2004 compared to 2003;

▪	an increase of $6.3 million in club operating expenses due to increased membership levels at CRDI and DMDC, a restaurant addition at CRDI and golf course and clubhouse additions at DMDC and CRDI; and

▪	an increase of $0.8 million in other expense categories.

•	Resort/Hotel Property expenses increased $12.2 million, or 7.3%, to $179.8 million, primarily due to:
▪	an increase of $8.7 million primarily resulting from a $4.6 million increase in operating expenses at the Destination Fitness Resort Properties related to increased expenses associated with the medical service segment and the increase in average occupancy of 3 percentage points (from 76% to 79%), and a $3.7 million increase primarily in general and administrative, marketing and employee benefit costs;

▪	an increase of $2.3 million in operating expenses primarily related to food and beverage and spa operating costs at Park Hyatt Beaver Creek resulting from increased volume; and

▪	an increase of $1.9 million in other expense categories, primarily related to an increase in Sarbanes-Oxley compliance costs and management fees at the Destination Fitness Resort Properties as a result of higher revenues; partially offset by

▪	a decrease of $0.7 million in operating expense at the Upscale Business-Class Hotel Properties primarily related to the decrease in average occupancy of 1 percentage point (from 70% to 69%).
Other Income/Expense
          Total other income and expenses decreased $118.1 million, or 48.0%, to $127.9 million for the year ended December 31, 2004, compared to $246.0 million for the year ended December 31, 2003. The primary components of the decrease in total other income and expenses are discussed below.
Other Income
          Other income increased $179.7 million, or 135.6%, to $312.2 million for the year ended December 31, 2004, as compared to $132.5 million for the year ended December 31, 2003. The primary components of the increase in other income are discussed below.
•	Gain on joint venture of properties, net increased $265.7 million, due to the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties.

•	Income from sales of investments in unconsolidated company, net decreased $86.2 million due to the sale of our interest in the Woodlands entities in December 2003.

•	Income from investment land sales, net increased $5.8 million due to the gain of $18.8 million on sales of five parcels of undeveloped investment land in 2004 as compared to the gain of $13.1 million on sales of three parcels of undeveloped investment land in 2003.

•	Interest and other income increased $10.2 million, or 130.8%, primarily due to:
▪	$3.7 million received from COPI pursuant to the COPI bankruptcy plan for notes receivable previously written off in 2001;

▪	$2.8 million of interest on U.S. Treasury and government sponsored agency securities purchased in December 2003 and January 2004 related to debt defeasance;

▪	$1.6 million of interest and dividends received on other marketable securities;

▪	$1.1 million increase in interest on certain notes resulting from note amendments in December 2003; and

▪	$0.4 million of interest on a mezzanine loan secured by an ownership interest in an entity that owns an office property in Los Angeles, California.

•	Equity in net income of unconsolidated companies decreased $15.8 million, or 62.2%, to $9.6 million, primarily due to:
▪	a decrease of $13.8 million in Office Properties, Resort Residential Development Properties and Other equity in net income primarily due to:
º	a decrease of $14.4 million in net income recorded in 2003 related to our interests in the Woodlands entities which were sold in December 2003; partially offset by

º	an increase of $1.2 million in income recorded on Main Street Partners, L.P.; and

º	an increase of $1.0 million in income recorded from the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central Office Properties.
▪	a decrease of $6.0 million in Resort/Hotel Properties equity in net income primarily due to net income recorded in 2003 for our interest in the Ritz-Carlton Hotel, which was sold in November 2003, and included a $1.1 million payment which we received from the operator of the property pursuant to the terms of the operating agreement because the property did not achieve a specified net operating income level; partially offset by

▪	an increase of $4.0 million in AmeriCold Realty Trust equity in net income primarily due to the $12.3 million gain, net of transaction costs, on the sale of a portion of our interests in AmeriCold to The Yucaipa Companies; partially offset by
º	a $3.6 million increase in interest expense primarily attributable to the $254.0 million mortgage financing with Morgan Stanley in February 2004;

º	a $1.9 million impairment recorded in connection with the business combination of the tenant and landlord entities; and

º	a $1.5 million decrease associated with a decrease in rental income.
Other Expenses
          Other expenses increased $61.6 million, or 16.3%, to $440.2 million for the year ended December 2004, compared to $378.6 million for the year ended December 31, 2003. The primary components of the increase in other expenses are discussed below.
•	Extinguishment of debt increased $42.6 million, primarily due to:
▪	$17.5 million related to the securities purchased in excess of the debt balance to defease LaSalle Note I in connection with the joint venture of Office Properties;

▪	$17.5 million prepayment penalty associated with the payoff of the JP Morgan Chase Mortgage Loan in connection with the joint venture of Office Properties;

▪	$1.0 million mortgage prepayment fee associated with the payoff of the Lehman Brothers Holdings, Inc. Loan in connection with the joint venture of Office Properties;

▪	$6.6 million write-off of deferred financing costs, of which $3.1 million related to the joint venture or sale of real estate assets.
•	Depreciation and amortization costs increased $15.8 million, or 10.7%, to $164.1 million primarily due to:
▪	$10.4 million increase in Office Property depreciation expense attributable to:
º	$16.1 million increase from the acquisitions of The Colonnade in August 2003, Hughes Center in December 2003 through May 2004, Dupont Centre in March 2004, and The Alhambra in August 2004; partially offset by

º	$3.3 million decrease due to accelerated depreciation for lease terminations in 2003; and

º	$2.3 million decrease due to the joint venture of The Crescent, Fountain Place, Trammell Crow Center, Houston Center and Post Oak Central in November 2004;
▪	$4.1 million increase in Resort Residential Development Property depreciation and amortization costs; and

▪	$1.7 million increase in Resort/Hotel Property depreciation and amortization costs.
•	Corporate general and administrative costs increased $6.2 million, or 19.0%, to $38.9 million due to Sarbanes-Oxley compliance related costs, increased legal and external audit costs, as well as costs associated with salary merit increases and employee benefits.

•	Interest expense increased $4.7 million, or 2.7%, to $176.8 million primarily due to:
▪	$4.2 million related to the Fountain Place Office Property transaction;

▪	$2.9 million related to an increase of $175.0 million in the weighted average debt balance (from $2,498 million to $2,673 million) partially offset by a 0.3% decrease in the hedged weighted average interest rate (from 7.1% to 6.8%); partially offset by

▪	$2.4 million decrease related to amortization of above average interest rate on obligations assumed in the acquisition of Hughes Center.
•	Amortization of deferred financing costs increased $2.0 million, or 18.0%, to $13.1 million due to debt restructuring and refinancing activities, primarily related to the new Bank of America Fund XII Term Loan.

•	Other expenses decreased $5.2 million, or 88.1%, to $0.7 million primarily due to:
▪	$2.8 million decrease due to impairment and disposals of marketable securities in 2003; and

▪	$2.6 million decrease due to reduction of the reserve for the COPI bankruptcy pursuant to the settlement terms in 2004; partially offset by

▪	$1.0 million increase due to the impairment of a marketable security in 2004.
•	Impairment charges related to real estate assets decreased $4.5 million, or 52.3%, to $4.1 million due to:
▪	a decrease of $6.5 million due to the impairment associated with the settlement of a real estate note obligation in 2003 with an unconsolidated investment that primarily held real estate investments and marketable securities;

▪	a decrease of $1.2 million due to the impairment of the North Dallas Athletic Club in 2003; partially offset by

▪	an increase of $4.1 million due to the impairment related to the demolition of the old clubhouse at the Sonoma Club in the third quarter 2004 in order to construct a new clubhouse.
Income Tax Expense/Benefit
          The $40.0 million decrease in the income tax expense to a $13.1 million income tax benefit for the year ended December 31, 2004, as compared to the income tax expense of $26.9 million for the year ended December 31, 2003, is primarily due to the $34.7 million tax expense related to the gain on the sale of our interests in the Woodlands entities, and a $5.4 million tax benefit associated with lower net income recorded in 2004 compared to 2003 for the Resort/Hotel and Resort Residential Development Properties’ operations.
Discontinued Operations
          Income from discontinued operations from assets sold and held for sale increased $7.6 million, to income of $9.2 million, primarily due to:
•	an increase of $16.4 million, due to the impairment of the 1800 West Loop South Office Property in 2003;

•	an increase of $4.8 million, due to the $8.3 million impairment of three properties in 2003 compared to the $3.5 million impairment of three properties in 2004; and

•	an increase of $4.8 million, due to impairments recorded in 2003 on the behavioral healthcare properties; partially offset by

•	a decrease of $10.9 million, due to a $12.1 million aggregate gain on the sale of two Office Properties in 2003 compared to a $1.2 million aggregate gain on the sale of nine properties in 2004; and

•	a decrease of $7.5 million, due to the reduction of net income associated with properties held for sale in 2004 compared to 2003.

Liquidity and Capital Resources
Overview
          Our primary sources of liquidity are cash flow from operations, our credit facility and proceeds from asset sales and joint ventures. Our short-term liquidity requirements through December 31, 2006, consist primarily of our normal operating expenses, principal and interest payments on our debt, distributions to our unitholders and capital expenditures. Our long-term liquidity requirements are substantially similar to our short-term liquidity requirements, other than the level of debt obligations maturing after December 31, 2006.
Short-Term Liquidity
          We believe that cash flow from operations will be sufficient to cover our normal operating expenses, interest payments on our debt, distributions on our preferred units, non-revenue enhancing capital expenditures and revenue enhancing capital expenditures (including property improvements, tenant improvements and leasing commissions) in 2006 and 2007. The cash flow from our Resort Residential Development Segment is cyclical in nature and primarily realized in the last quarter of each year. We expect to meet temporary shortfalls in operating cash flow caused by this cyclicality through working capital draws under our credit facility. As of December 31, 2005, we had up to $123.7 million of borrowing capacity available under our credit facility. However, if Crescent’s Board of Trustees continues to declare distributions on our units at current levels, our cash flow from operations, after payments discussed above, is not expected to fully cover such distributions on our units in 2006 and 2007. We intend to use proceeds from asset sales and joint ventures, additional leverage on assets and borrowings under our credit facility to cover this shortfall.
          In addition, through December 31, 2006, we expect to make capital expenditures that are not in the ordinary course of operations of our business of approximately $220.5 million, primarily relating to new developments of investment property. We anticipate funding these short-term liquidity requirements primarily through construction loans and borrowings under our credit facility or additional debt facilities. As of December 31, 2005, we also had maturing debt obligations of $257.1 million through December 31, 2006, made up primarily of the maturity of the LaSalle Note II which is funded by defeasance securities and the Mass Mutual Note which we intend to refinance with a new fixed rate loan. In addition, $56.6 million of these maturing debt obligations relate to the Resort Residential Development Segment and will be repaid with the sales of the corresponding land or units or will be refinanced. The remaining maturities consist primarily of normal principal amortization and will be met with cash flow from operations.
Long-Term Liquidity
          Our long-term liquidity requirements as of December 31, 2005, consist primarily of $2.0 billion of debt maturing after December 31, 2006. We also have $62.5 million of expected long-term capital expenditures relating to capital investments that are not in the ordinary course of operations of our business. We anticipate meeting these obligations primarily through refinancing maturing debt with long-term secured and unsecured debt, construction loans and through other debt and equity financing alternatives, as well as cash proceeds from asset sales and joint ventures.
Cash Flows
          Our cash flow from operations is primarily attributable to the operations of our Office, Resort Residential Development and Resort/Hotel Properties. The level of our cash flow depends on multiple factors, including rental rates and occupancy rates at our Office Properties, sales of lots and units at our Resort Residential Development Properties and room rates and occupancy rates at our Resort/Hotel Properties. Our net cash provided by operating activities is also affected by the level of our operating and other expenses, as well as Resort Residential capital expenditures for existing projects.
          During the year ended December 31, 2005, our cash flow from operations was insufficient to fully cover the distributions on our units. We funded this shortfall primarily with a combination of proceeds from asset sales and joint ventures, proceeds from investment land sales and borrowings under our credit facility.

     Cash and cash equivalents were $84.1 million and $84.4 million at December 31, 2005 and 2004, respectively. This 0.4% decrease is attributable to $146.9million used in investing and financing activities, partially offset by $146.6 million provided by operating activities.

For the year ended
(in millions)	December 31, 2005
Cash provided by Operating Activities	$146.6
Cash used in Investing Activities	(198.3)
Cash provided by Financing Activities	51.4

Decrease in Cash and Cash Equivalents	$(0.3)
Cash and Cash Equivalents, Beginning of Period	84.4

Cash and Cash Equivalents, End of Period	$84.1

Operating Activities
     Our cash provided by operating activities of $146.6 million is attributable to Property operations.
Investing Activities
     Our cash used in investing activities of $198.3 million is primarily attributable to:
•	$192.2 million for the acquisition of investment properties, primarily due to the acquisition of the Exchange Building and One Buckhead Plaza Office Properties;

•	$116.8 million increase in notes receivables, primarily due to mezzanine loans, partially offset by the early repayment of loans secured by a Resort Residential Development management business;

•	$115.7 million purchase of U.S. Treasury and government sponsored agency securities in connection with the defeasance of LaSalle Note I;

•	$84.0 million for development of properties, due to the development of the JPI Multi-Family Investments luxury apartments, Paseo del Mar, Ritz-Carlton Residences and Hotel and 3883 Hughes Parkway;

•	$65.5 million for non-revenue enhancing tenant improvement and leasing costs for Office Properties;

•	$32.9 million for development of amenities at the Resort Residential Development Properties;

•	$24.8 million of property improvements for Office and Resort/Hotel Properties; and

•	$17.1 million additional investment in unconsolidated Office Properties, primarily related to our investment in the 2211 Michelson Office Development, Redtail Capital Partners, L.P. and Fresh Choice, LLC; and

•	$4.5 million increase in restricted cash.

The cash used in investing activities is partially offset by:

•	$236.7 million proceeds from property sales, primarily due the sale of Two Renaissance Square, Chancellor Park, Barton Oaks Plaza One and Albuquerque Plaza Office Properties and the sale of undeveloped land in Houston, Texas;

•	$144.2 million proceeds from joint ventures, primarily due to the Canyon Ranch transaction and the joint venture of Fulbright Tower and One Buckhead Plaza Office Properties;

•	$32.2 million proceeds from sale of investment in unconsolidated company related to the sale of our interests in Crescent 5 Houston Center, L.P.;

•	$23.3 million proceeds from defeasance investment maturities; and

•	$18.8 million return of investment in unconsolidated other companies, primarily due to the distribution received from our G2 investment in February 2005.

Financing Activities
     Our cash provided by financing activities of $51.4 million is primarily attributable to:
•	$758.3 million proceeds from borrowings under our credit facility;

•	$387.2 million proceeds from other borrowings, primarily due to the GACC Note secured by Funding One assets, the Column Financial Note secured by Peakview Tower and the JP Morgan Chase III Note secured by Datran Center;

•	$257.4 million proceeds from borrowings for construction costs for infrastructure developments at the Resort Residential Development Properties;

•	$77.3 million proceeds from the issuance of junior subordinated notes;

•	$21.4 million proceeds from the exercise of unit options; and

•	$7.8 million proceeds from capital contributions from our joint venture partners.

The cash provided by financing activities is partially offset by:

•	$666.8 million payments under our credit facility;

•	$347.0 million payments under other borrowings, primarily due to the pay off of the Bank of America Funding XII Term Loan, the pay off of the Fleet Term Loan, the pay off of the Texas Capital Bank Loan and the pay off of the Metropolitan Life Note V;

•	$198.5 million Resort Residential Development Property note payments;

•	$179.5 million distributions from the Operating Partnership;

•	$32.0 million distributions to preferred unitholders;

•	$18.5 million capital distributions to joint venture partners; and

•	$15.7 million debt financing costs, primarily due to the new credit facility, the GACC Note and the JP Morgan Chase III Note.

Liquidity Requirements
Contractual Obligations
     The table below presents, as of December 31, 2005, our future scheduled payments due under these contractual obligations.

	Payments Due by Period
(in millions)	Total	Less than 1 yr	1-3 years	3-5 years	More than 5 yrs

Long-term debt(1)
Principal payments	2,259.5	257.1	912.1	749.3	341.0
Interest payments	600.1	148.8	216.5	78.6	156.2
Share of unconsolidated debt	646.9	78.7	98.8	103.2	366.2

Operating lease obligations (ground leases)	148.9	1.9	3.8	3.9	139.3
Purchase obligations:
Office Properties(2)	55.0	55.0	—	—	—
Significant capital expenditure obligations (3)	283.0	220.5	62.5	—	—
Letters of credit	13.8	13.8	—	—	—
Redtail Capital Partners, L.P. (4)	22.7	22.7	—	—	—

Total contractual obligations (5)	$4,029.9	$798.5	$1,293.7	$935.0	$1,002.7

(1)	Amounts include scheduled principal and interest payments for consolidated debt. We estimate variable rate debt interest payments using the interest rate as of December 31, 2005.

(2)	In December 2005, we entered into a contract to purchase Financial Plaza, a 16-story, 309,983 square-foot Class A Office Property located in the Mesa/Superstition submarket of Phoenix, Arizona. On January 23, 2006, we completed the purchase.

(3)	For further detail of significant capital expenditure obligations, see table under “Significant Capital Expenditures” in this Item 7.

(4)	In May 2005, we entered into an agreement with Capstead Mortgage Corporation pursuant to which we formed a joint venture to invest up to $100.0 million in equity. The joint venture will invest in select mezzanine loans on commercial real estate over a two-year period. Capstead is committed to 75% of the equity capital and we are committed to 25%. Our contributions were $2.3 million in 2005.

(5)	As part of our ongoing operations, we execute operating lease agreements which generally provide tenants with leasehold improvement allowances. Committed leasehold improvement allowances for leases executed over the past three years have averaged approximately $80.4 million per year. Tenant leasehold improvement amounts are not included in the above table.
     We also pay preferred distributions to our Series A and Series B Preferred unitholders. The distributions per Series A Preferred unit was $1.6875 per preferred unit annualized, or $24.0 million for the year ended December 31, 2005. The distributions per Series B Preferred unit was $2.3750 per preferred unit annualized, or $8.1 million for the year ended December 31, 2005.
Debt Financing Summary
     The following table shows summary information about our debt, including our pro rata share of unconsolidated debt, as of December 31, 2005. Listed below are the aggregate required principal payments by year as of December 31, 2005, excluding any extension options. Scheduled principal installments and amounts due at maturity are included.

						Share of
	Secured	Defeased				Unconsolidated
(in thousands)	Debt	Debt	Unsecured Debt		Consolidated Debt	Debt	Total
2006	$99,922	$157,131	$—		$257,053	$78,712	$335,765
2007	252,719	100,279	250,000		602,998	50,475	653,473
2008	74,817	289	234,000	(1)	309,106	48,323	357,429
2009	271,544	320	375,000		646,864	80,302	727,166
2010	96,125	6,337	—		102,462	22,996	125,458
Thereafter	263,669	—	77,321		340,990	366,184	707,174

	$1,058,796	$264,356	$936,321		$2,259,473	$646,992	$2,906,465

(1)	Borrowings under the credit facility.

Significant Capital Expenditures
          As of December 31, 2005, we had unfunded capital expenditures of approximately $283.0 million            relating to capital investments that are not in the ordinary course of operations of our business segments. The table below specifies our requirements for capital expenditures, the amounts funded as of December 31, 2005, and amounts remaining to be funded (future funding classified between short-term and long-term capital requirements):

		Amount		Capital Expenditures
(in millions) Project	Total Project Cost (1)	Funded as of December 31, 2005	Amount Remaining To Fund	Short-Term (Next 12 Months) (2)	Long-Term (12+ Months) (2)
Consolidated:
Office Segment
3883 Hughes Center (3)	$73.9	$10.7	$63.2	$57.4	$5.8
Paseo del Mar (4)	65.3	37.6	27.7	27.7	—

Resort Residential Development Segment
Tahoe Mountain Club(5)	94.4	72.0	22.4	22.4	—
JPI Multi-family Investments Luxury Apartments (6)	54.3	37.8	16.5	16.5	—

Resort/Hotel Segment
Canyon Ranch — Tucson Land Construction Loan (7)	2.4	1.5	0.9	0.9	—

Other
The Ritz-Carlton — Phase I(8)	202.7	50.4	152.3	95.6	56.7

Total	$493.0	$210.0	$283.0	$220.5	$62.5

(1)	All amounts are approximate.

(2)	Reflects our estimate of the breakdown between short-term and long-term capital expenditures.

(3)	We have committed to a first phase office development of 239,000 square feet on land that we own within the Hughes Center complex. We broke ground in the third quarter of 2005 and expect to complete the building in the first quarter of 2007. We closed a $52.3 million construction loan in the third quarter of 2005.

(4)	On September 21, 2005, we entered into a joint venture agreement with JMI Realty. The joint venture has committed to develop a 233,000 square-foot, three building office complex in the Del Mar Heights submarket of San Diego, California. On September 21, 2005, we secured a $53.1 million construction loan from Guaranty Bank for the construction of this project. The loan is fully guaranteed by an affiliate of our partner. Amounts in the table represent our portion (80%) of total project costs. The development, which is currently underway, is scheduled for delivery in the third quarter of 2006.

(5)	As of December 31, 2005, we had invested $72.0 million in Tahoe Mountain Club, which includes the acquisition of land and development of golf courses and club amenities. Table includes the development planned for 2006 only. We anticipate collecting membership deposits which will be utilized to fund a portion of the development costs and will fund the remaining through construction loans.

(6)	In October 2004, we entered into an agreement with JPI Multi-Family Investments, L.P. to develop a multi-family apartment project in Dedham, Massachusetts. We have also entered into a construction loan with a maximum borrowing of $41.0 million, which our partner guarantees to fund construction.

(7)	We have a $2.4 million construction loan with the purchaser of the land, which is secured by eight developed lots and a $0.4 million letter of credit.

(8)	We entered into agreements with Ritz-Carlton Hotel Company, L.L.C. to develop the first Ritz-Carlton hotel and condominium project in Dallas, Texas. The development plans include a Ritz-Carlton with approximately 217 hotel rooms and 70 residences. Construction on the development began in the second quarter of 2005 and anticipated for delivery in the fourth quarter of 2007. On July 26, 2005, we secured a $175.0 million construction line of credit from Key Bank for the construction of this project.

Units Subject to Redemption
           The 2004 Unit Plan provides for the issuance by the Operating Partnership of up to 1,802,500 restricted units (3,605,000 common share equivalents) to our officers. Restricted units granted under the 2004 Unit Plan vest in 20% increments when the average closing price of Crescent common shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $19.00, $20.00, $21.00, $22.50 and $24.00. The 2005 Unit Plan provides for the issuance by the Operating Partnership of up to 1,275,000 restricted Units (2,550,000 Common Share equivalents). Restricted units granted under the 2005 Unit Plan vest in 20% increments when the average closing price of Crescent Common Shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $21.00, $22.50, $24.00, $25.50 and $27.00. Any restricted unit that is not vested on or prior to June 30, 2010, will be forfeited. Each vested restricted unit will be exchangeable, beginning on the second anniversary of the date of grant, for cash equal to the value of two Crescent common shares based on the closing price of the common shares on the date of exchange, and subject to a six-month hold period following vesting, unless, prior to the date of the exchange, Crescent requests and obtains shareholder approval authorizing it, at its discretion, to deliver instead two common shares in exchange for each such restricted unit. Regular quarterly distributions accrue on unvested restricted units and are payable upon vesting of the restricted units.
          On August 3, 2005, the 40-day average closing price of Crescent's common shares reached the first performance target and 360,500 units (721,000 common share equivalents) granted under the 2004 Unit Plan vested. Of this amount, 336,000 units (672,000 common share equivalents) may be exchanged for cash beginning on December 1, 2006, and 24,500 units (49,000 common share equivalents) in 2007 unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit.
          On November 25, 2005, the 40-day average closing price of Crescent's common shares reached the second performance target and 358,000 units (716,000 common share equivalents) granted under the 2004 Unit Plan vested. Of this amount, 334,500 units (669,000 common share equivalents) may be exchanged for cash beginning on December 1, 2006, and 23,500 units (47,000 common share equivalents) in 2007 unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit.
Off-Balance Sheet Arrangements — Guarantee Commitments
          Our guarantees in place as of December 31, 2005, are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees.

	Guaranteed	Maximum
	Amount	Guaranteed
(in thousands)	Outstanding at	Amount at
Debtor	December 31, 2005	December 31, 2005
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (1)	$7,845	$7,845
Main Street Partners, L.P. — Letter of Credit (2) (3)	4,250	4,250
Fresh Choice, LLC(4)	1,000	1,000

Total Guarantees	$13,095	$13,095

(1)	We provide a $7.9 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 10, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

(4)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.
Other Commitments
     In July 2005, we purchased comprehensive insurance that covers us, contractors and other parties involved in the construction of the Ritz-Carlton hotel and condominium project in Dallas, Texas. Our insurance carrier, which will pay the associated claims as they occur under this program and will be reimbursed by us within our deductibles, requires us to provide a $1.7 million letter of credit supporting payment of claims. We believe there is a remote likelihood that payment will be required under the letter of credit.
     In connection with the Canyon Ranch transaction, we have agreed to indemnify the founders regarding the tax treatment of the transaction, not to exceed $2.5 million, and certain other matters. We believe there is a remote likelihood that payment will ever be required related to these indemnities.
     In connection with the Fresh Choice, LLC approved bankruptcy plan, we and Cedarlane entered into a loan agreement for up to $3.0 million, of which our portion is $1.2 million. At December 31, 2005, $2.0 million, of which our portion is $0.8 million, had been funded under this agreement.

Debt and Equity Financing
Debt Financing
     The significant terms of our primary debt financing arrangements existing as of December 31, 2005, are shown below:

			Balance	Interest
	Secured	Maximum	Outstanding at	Rate at		Maturity
Description (1)	Asset	Borrowings	December 31, 2005	December 31, 2005		Date
		(dollars in thousands)
Secured Fixed Rate Debt:
AEGON Partnership Note	Greenway Plaza	$248,678	$248,678	7.53%		July 2009
Prudential Note	707 17th Street/Denver Marriott	70,000	70,000	5.22		June 2010
JP Morgan Chase III	Datran Center	65,000	65,000	4.88		October 2015
Morgan Stanley I	Alhambra	50,000	50,000	5.06		October 2011
Bank of America Note	Colonnade	37,922	37,922	5.53		May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500	4.31		May 2011
Mass Mutual Note (2)	3800 Hughes	34,177	34,177	7.75		August 2006
Column Financial	Peakview Tower	33,000	33,000	5.59		April 2015
Northwestern Life Note	301 Congress	26,000	26,000	4.94		November 2008
Allstate Note (2)	3993 Hughes	24,781	24,781	6.65		September 2010
JP Morgan Chase II	3773 Hughes	24,755	24,755	4.98		September 2011
Metropolitan Life Note VI (2)	3960 Hughes	23,011	23,011	7.71		October 2009
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	36,526	36,526	2.9 to 13.75		July 2007 to Sept. 2011
Secured Fixed Rate Defeased Debt(3):
LaSalle Note II	Funding II Defeasance	155,188	155,188	7.79		March 2006
LaSalle Note I	Funding I Defeasance	101,723	101,723	7.83		August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,445	7,445	10.07		July 2010

Subtotal/Weighted Average		$973,706	$973,706	6.71%

Unsecured Fixed Rate Debt:
The 2009 Notes(4)		$375,000	$375,000	9.25%		April 2009
The 2007 Notes (4)		250,000	250,000	7.50		September 2007

Subtotal/Weighted Average		$625,000	$625,000	8.55%

Secured Variable Rate Debt:
GACC Note(5)	Funding One Assets	$165,000	$165,000	5.84%		June 2007
Key Bank Construction Loan(5)	Ritz Construction Project	175,000	15,162	6.62		July 2008
JPMorgan Chase	Northstar Big Horn Construction Project	121,000	17,164	6.75		October 2007
First Bank of Vail	Village Walk Construction Project	63,000	—	6.25		February 2008
Guaranty Bank (6) (7)	Paseo Del Mar Construction Project	53,100	14,606	6.00		September 2008
Societe Generale(6)	3883 Hughes Construction Project	52,250	314	6.17		September 2008
Bank One	Northstar Ironhorse Construction Project	51,485	42,671	7.75		October 2006
Bank of America (6)(7)	Jefferson Station Apartments Project	41,009	24,526	6.33		November 2007
Construction, Acquisition and	Various Office and Resort Residential
other obligations	Assets	131,697	70,003	5.57 to 8.81		Jan. 2006 to Dec. 2012

Subtotal/Weighted Average		$853,541	$349,446	6.43%

Unsecured Variable Rate Debt:
Credit Facility (8)		$371,455	$234,000	5.92%		February 2008
Junior Subordinated Notes (9)		51,547	51,547	6.24		June 2035
Junior Subordinated Notes (9)		25,774	25,774	6.24		July 2035

Subtotal/Weighted Average		$448,776	$311,321	6.00%

Total/Weighted Average		$2,901,023	$2,259,473	7.08	% (10)

Average remaining term						3.9 years

(1)	For more information regarding the terms of our debt financing arrangements and the method of calculation of the interest rate for our variable rate debt, see Note 12, “Notes Payable and Borrowings under the Credit Facility,” included in Item 8, “Financial Statements and Supplementary Data.”

(2)	Includes a portion of total premiums of $4.0 million reflecting market value of debt acquired with the purchase of Hughes Center portfolio.

(3)	We purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from defeasance investments (principal and interest) matches the total debt service payment of the loans.

(4)	To incur any additional debt, the indenture requires us to meet thresholds for a number of customary financial and other covenants, including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on our ability to make certain payments including distributions to unitholders and investments.

(5)	This loan has three one-year extension options.

(6)	This loan has two one-year extension options.

(7)	Our partner provides a full guarantee of this loan.

(8)	The Credit Facility has a maximum potential capacity of $400.0 million. The $234.0 million outstanding at December 31, 2005, excludes letters of credit issued under the facility of $13.8 million. We are also subject to financial covenants, which include minimum debt service ratios, maximum leverage ratios and, in the case of the Operating Partnership, a minimum tangible net worth limitation and a fixed charge coverage ratio.

(9)	These notes are callable at our option at par beginning in June and July 2010.

(10)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.93%.

     We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. The financial covenants to which we are subject include, among others, leverage ratios, debt service coverage ratios and limitations on total indebtedness. The affirmative covenants to which we are subject under our debt agreements include, among others, provisions requiring us to comply with all laws relating to operation of any Properties securing the debt, maintenance of those Properties in good repair and working order, and maintaining adequate insurance and providing timely financial information. The negative covenants under our debt agreements generally restrict our ability to transfer or pledge assets or incur additional debt at a subsidiary level, limit our ability to engage in transactions with affiliates and place conditions on our or our subsidiaries’ ability to make distributions.
     Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt, and could cause the credit facility to become unavailable to us. In addition, an event of default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in an event of default under the Credit Facility, the 2007 Notes, 2009 Notes and the Key Bank Construction Loan and Societe Generale Construction Loan, after the notice and cure periods for the other indebtedness have passed. As a result, any uncured or unwaived event of default could have an adverse effect on our business, financial condition, or liquidity.
     Our secured debt facilities generally prohibit loan prepayment for an initial period, allow prepayment with a penalty during a following specified period and allow prepayment without penalty after the expiration of that period. During the nine months ended December 31, 2005, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
Debt Financing
     On January 20, 2006, we entered into a $55.0 million loan with Bank of America N.A., secured by the Fairmont Sonoma Mission Inn. The loan bears interest at 5.40% with an interest-only term until maturity in February 2011. The proceeds were used to pay off the existing Fairmont Sonoma Mission Inn loan and to pay down the credit facility.
Defeasance of LaSalle Note I
     In January 2005, we released the remaining properties in Funding I that served as collateral for the LaSalle Note I by purchasing an additional $115.7 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 3.20%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of LaSalle Note I. The cash flow from these securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note I. This transaction was accounted for as an in-substance defeasance, therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets.
Junior Subordinated Notes
     In June and July 2005, we completed two separate private offerings of $50.0 million and $25.0 million, respectively, of trust preferred securities through Crescent Real Estate Statutory Trust I and Crescent Real Estate Statutory Trust II, or the Trusts, each of which is a Delaware statutory trust and are our subsidiaries. The securities pay holders cumulative cash distributions at an annual rate of 3-month LIBOR plus 200 basis points. The securities mature in June and July 2035 and are callable at no premium after June and July 2010. In addition, we invested $1.5 million and $0.8 million in the Trusts’ common securities, representing 3% of the total capitalization of each of the Trusts.
     The Trusts used the proceeds from the offerings and our investments to loan us $51.5 and $25.8 million in junior subordinated notes with payment terms that mirror the distribution terms of the Trust securities. The costs of the Trusts’ preferred offerings totaled $2.3 million of underwriting commissions and other expenses and are being amortized over a 30-year period. The proceeds from the sale of the notes, net of the costs of the Trusts’ preferred offerings and our investment in the Trusts, were approximately $72.7 million. We used the net proceeds to pay down the Fleet Term loan.

Unconsolidated Debt Arrangements
     As of December 31, 2005, the total debt of the unconsolidated joint ventures and investments in which we have ownership interests was $2.1 billion, of which our share was $647.0 million. We guaranteed $5.3 million of this debt as of December 31, 2005. Additional information relating to our unconsolidated debt financing arrangements is contained in Note 10, “Investments in Unconsolidated Companies,” of Item 8, “Financial Statements and Supplementary Data.”
Derivative Instruments and Hedging Activities
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of December 31, 2005, we had interest rate swaps and interest rate caps designated as cash flow hedges, which converted $425.5 million of our variable rate debt to fixed rate debt.
     The following table shows information regarding the fair value of our interest rate swaps and caps designated as cash flow hedge agreements, which is included in the “Other assets, net” line item in the Consolidated Balance Sheets, and additional (reduction) interest expense and unrealized gains (losses) recorded in Accumulated Other Comprehensive Income, or OCI, for the year ended December 31, 2005.

					Additional
					(Reduction)	Change in
	Notional	Maturity	Reference	Fair Market	Interest	Unrealized Gains
Effective Date	Amount	Date	Rate	Value	Expense	(Losses) in OCI
(in thousands)
Interest rate swaps
2/15/03	$100,000	2/15/06	3.26%	$139	$(37)	$370
2/15/03	100,000	2/15/06	3.25%	139	(38)	368
9/02/03	200,000	9/01/06	3.72%	1,263	807	2,784
1/17/05	17,700	10/16/06	3.74%	213	—	205

				$1,754	$732	$3,727

Interest rate caps
1/07/05	$7,800	2/01/08	6.00%	6	—	(15)

				$1,760	$732	$3,712

     In addition, three of our unconsolidated companies have interest rate caps designated as cash flow hedges of which our portion of change in unrealized gains reflected in OCI was insignificant for the year ended December 31, 2005.
Unit Repurchase Program
     Crescent commenced its share repurchase program in March 2000. On October 15, 2001, Crescent’s Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions. There were no share repurchases under the program for the year ended December 31, 2005. As of December 31, 2005, Crescent had repurchased 20,256,423 common shares under the share repurchase program, at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. All repurchased shares were recorded as treasury shares.
Shelf Registration Statement
     On October 29, 1997, Crescent filed a shelf registration statement with the SEC relating to the future offering of up to an aggregate of $1.5 billion of common shares, preferred shares and warrants exercisable for common shares. Management believes the shelf registration statement will provide us with more efficient and immediate access to capital markets when considered appropriate. As of February 21, 2006, approximately $510.0 million was available under the shelf registration statement for the issuance of securities. The repurchase of common shares by Crescent will result in a decrease in its limited partner interest in the Operating Partnership which will result in an increase in net income per unit.

Unconsolidated Investments
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of December 31, 2005.

Our Ownership
as of December 31,
Entity	Classification	2005
Main Street Partners, L.P.	Office (Bank One Center — Dallas)	50.0%(1)
Crescent Irvine, LLC	Office (2211 Michelson Development — Irvine)	40.0%(2)
Crescent Miami Center, LLC	Office (Miami Center — Miami)	40.0%(3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza — Atlanta)	35.0%(5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central — Houston)	23.9%(6) (4)
Crescent HC Investors, L.P.	Office (Houston Center — Houston)	23.9%(6) (4)
Crescent TC Investors, L.P.	Office (The Crescent — Dallas)	23.9%(6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage — Dallas)	23.9%(7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor — Dallas)	23.9%(7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place — Dallas)	23.9%(7) (4)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak — Houston)	30.0%(8) (4)
Crescent One BriarLake Plaza, L.P.	Office (BriarLake Plaza — Houston)	30.0%(9) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower — Houston)	23.9%(10)(4)
Austin PT BK One Tower Office Limited Partnership	Office (Bank One Tower — Austin)	20.0%(11)(4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park — Houston)	20.0%(11)(4)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park — Houston)	20.0%(11)(4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7%(12)
CR Operating, LLC	Resort/Hotel	48.0%(13)
CR Spa, LLC	Resort/Hotel	48.0%(13)
Blue River Land Company, L.L.C.	Other	50.0%(14)
EW Deer Valley, L.L.C.	Other	41.7%(15)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	28.7%(16)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0%(17)(4)
Fresh Choice, LLC	Other	40.0%(18)
G2 Opportunity Fund, L.P. (G2)	Other	12.5%(19)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines. Crescent Irvine, LLC acquired a parcel of land to develop a 260,000 square foot Class A Office Property.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(4)	We have negotiated performance based incentives, which we refer to as promoted interests, that allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(6)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(7)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The partnership is owned by Crescent Big Tex III L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(11)	The remaining 80% interest is owned by an affiliate of GE.

(12)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(13)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, L.L.C. operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(14)	The remaining 50% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(15)	The remaining 58.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(16)	Of the remaining 71.3%, approximately 39.6% is owned by SunTx Capital Partners, L.P. and the remaining 31.7% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.5% is through an unconsolidated investment in SunTx Capital Partners, L.P.; the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(17)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(18)	The remaining 60% interest is owned by Cedarlane Natural Foods, Inc. Fresh Choice is a restaurant owner, operator and developer.

(19)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of Crescent’s Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of Crescent’s Board of Trust Managers and Chief Executive Officer and our sole director and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties. Our investment balance at December 31, 2005, was approximately $0.9 million. In 2005 we received cash distributions of approximately $19.4 million, bringing total distributions to approximately $41.8 million on an initial investment of $24.2 million.

Significant Accounting Policies
Critical Accounting Policies
          Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities where that information is available from other sources. Certain estimates are particularly sensitive due to their significance to the financial statements. Actual results may differ significantly from management’s estimates.
          We believe that the most significant accounting policies that involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates are the following:
•	Impairments,

•	Acquisition of operating properties,

•	Relative sales method and percentage of completion (Resort Residential Development entities),

•	Gain recognition on sale of real estate assets,

•	Consolidation of variable interest entities, and

•	Allowance for doubtful accounts.
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
          If events or circumstances indicate that the fair value of an investment accounted for using the equity method has declined below its carrying value and we consider the decline to be “other than temporary,” the investment is written down to fair value and an impairment loss is recognized. The evaluation of impairment for an investment would be based on a number of factors, including financial condition and operating results for the investment, inability to remain in compliance with provisions of any related debt agreements, and recognition of impairments by other investors. Impairment recognition would negatively impact the recorded value of our investment and reduce net income.
          Acquisition of operating properties. We allocate the purchase price of acquired properties to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, “Business Combinations.” We initially record the allocation based on a preliminary purchase price allocation with adjustments recorded within one year of the acquisition.
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

     The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property and (ii) the present value of the amortized in-place tenant improvement allowances over the remaining term of each lease. Management’s estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance, and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements, and equipment. The value of tenant improvements is separately estimated due to the different depreciable lives.
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
     Above-market and below-market in-place lease values for acquired properties are calculated based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the below-market fixed rate renewal option, if any, for below-market leases. We perform this analysis on a lease by lease basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the below-market fixed rate renewal option, if any, of the respective leases.
     Management estimates costs to execute leases similar to those acquired at the property at acquisition based on current market conditions. These costs are recorded based on the present value of the amortized in-place leasing costs on a lease by lease basis over the remaining term of each lease.
     The in-place lease values and customer relationship values are based on management’s evaluation of the specific characteristics of each customer’s lease and our overall relationship with that respective customer. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the customer, growth prospects for developing new business with the customer, the customer’s credit quality, and the expectation of lease renewals, among other factors. The in-place lease value and customer relationship value are both amortized to expense over the initial term of the respective leases and projected renewal periods, but in no event does the amortization period for the intangible assets exceed the remaining depreciable life of the building.
     Should a tenant terminate its lease, the unamortized portion of the in-place lease value and the customer relationship value and above-market and below-market lease values would be charged to expense.
     Relative sales method and percentage of completion. We use the accrual method to recognize earnings from the sale of Resort Residential Development Properties after closing has taken place, title has been transferred, sufficient cash has been received to demonstrate the buyer’s commitment to pay for the property and collection of the balance of the sales price, if any, is reasonably assured. If a sale does not qualify for the accrual method of recognition, deferral methods are used as appropriate including the percentage-of-completion method. In certain cases, when we receive an inadequate cash down payment and take a promissory note for the balance of the sales price, revenue recognition is deferred until such time as sufficient cash is received to meet minimum down payment requirements. The cost of resort residential property sold is defined based on the type of product being purchased. The cost of sales for resort residential lots is generally determined as a specific percentage of the sales revenues recognized for each Resort Residential Development project. The percentages are based on total estimated development costs and sales revenue for each Resort Residential Development project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sales for resort residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the resort residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs, the full accrual method is utilized. Under this method, 100% of the revenue is recognized, and a commitment liability is established to reflect the allocated estimated future costs to complete the resort residential unit. If our estimates of costs or the percentage of completion is incorrect, it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.

     Gain recognition on sale of real estate assets. In accordance with SFAS No. 66, Accounting for Sales of Real Estate, we perform evaluations of each real estate sale to determine if full gain recognition is appropriate and of each sale or contribution of a property to a joint venture to determine if partial gain recognition is appropriate. The application of SFAS No. 66 can be complex and requires us to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser’s investment in the property being sold, whether our receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of our continuing involvement with the real estate asset after the sale. If full gain recognition is not appropriate, we account for the sale under an appropriate deferral method.
     Consolidation of Variable Interest Entities. We perform evaluations of each of our investment partnerships, real estate partnerships and joint ventures to determine if the associated entities constitute a Variable Interest Entity, or VIE, as defined under Interpretations 46 and 46R, “Consolidation of Variable Interest Entities,” or FIN 46 and 46R, respectively. In general, a VIE is an entity that has (i) an insufficient amount of equity for the entity to carry on its principal operations, without additional subordinated financial support from other parties, (ii) a group of equity owners that are unable to make decisions about the entity’s activities, or (iii) equity that does not absorb the entity’s losses or receive the benefits of the entity. If any one of these characteristics is present, the entity is subject to FIN 46R’s variable interests consolidation model.
     Quantifying the variability of VIEs is complex and subjective, requiring consideration and estimates of a significant number of possible future outcomes as well as the probability of each outcome occurring. The results of each possible outcome are allocated to the parties holding interests in the VIE and based on the allocation, a calculation is performed to determine which party, if any, has a majority of the potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns). That party, if any, is the VIE’s primary beneficiary and is required to consolidate the VIE. Calculating expected losses and expected residual returns requires modeling potential future results of the entity, assigning probabilities to each potential outcome, and allocating those potential outcomes to the VIE’s interest holders. If our estimates of possible outcomes and probabilities are incorrect, it could result in the inappropriate consolidation or deconsolidation of the VIE.
     For entities that do not constitute VIE’s, we consider other GAAP, as required, determining (i) consolidation of the entity if our ownership interests comprise a majority of its outstanding voting stock or otherwise control the entity, or (ii) application of the equity method of accounting if we do not have direct or indirect control of the entity, with the initial investment carried at costs and subsequently adjusted for our share of net income or loss and cash contributions and distributions to and from these entities.
     Allowance for doubtful accounts/credit losses. Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of rents and operating cost recoveries due from tenants, receivables associated with club memberships at our Resort Residential Development properties and guest receivables at our Resort/Hotel properties. We also maintain an allowance for deferred rent receivables which arise from the straight-lining of rents. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants or members, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding the collectibility of accounts receivable prove incorrect, we could experience write-offs in excess of allowance for doubtful accounts, which would result in a decrease in net income.
     Expense for possible credit losses in connection with mezzanine investments is charged to earnings to reduce our notes receivable balance to the level that we estimate to be collectible considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.

Adoption of New Accounting Standards
     SFAS No. 123R. In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We intend to adopt SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. We estimate an additional $1.7 million of expense will be recorded in 2006 for stock and unit options due to the adoption of SFAS No. 123R.
     SFAS No. 154. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe there will be an impact to our financial condition or results of operations from the adoption of SFAS No. 154.
     EITF 04-5. At its June 2005 meeting, the EITF reached a consensus regarding Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 is effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights. In addition, the EITF has concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The FASB has amended its Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF 96-16 to conform and align with the guidelines set forth in EITF 04-5. There was no impact to our financial condition or results of operations from the adoption of EITF 04-5 in the current year. We are continuing to evaluate the impact of EITF 04-5, when applicable, to all existing partnerships.
     EITF 05-6. At its June 2005 meeting, the EITF reached a consensus regarding Issue No. 05-6 (EITF 05-6), Determining the Amortization Period for Leasehold Improvements. EITF 05-6 is effective for periods beginning after June 29, 2005. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition or purchase. The adoption of EITF 05-6 did not have an impact to our financial condition or results of operations.

Funds from Operations
FFO, as used in this document, means:
•	Net Income (Loss) — determined in accordance with GAAP;

•	excluding gains (or losses) from sales of depreciable operating property;

•	excluding extraordinary items (as defined by GAAP);

•	plus depreciation and amortization of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.
          We calculate FFO available to partners – diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners.
          The National Association of Real Estate Investment Trusts, or NAREIT, developed FFO as a relative measure of performance and liquidity of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We consider FFO available to partners – diluted and FFO appropriate measures of performance for an operating partnership of an equity REIT and for its investment segments. However, FFO available to partners - diluted and FFO should not be considered an alternative to net income determined in accordance with GAAP as an indication of our operating performance.
          Accordingly, we believe that to facilitate a clear understanding of our consolidated historical operating results, FFO available to partners — diluted should be considered in conjunction with our net income and cash flows reported in the consolidated financial statements and notes to the financial statements. However, our measure of FFO available to partners – diluted may not be comparable to similarly titled measures of operating partnerships of other REITs because these operating partnerships may apply the definition of FFO in a different manner than we apply it.

Consolidated Statements of Funds from Operations

	For the years ended December 31,
(in thousands)	2005	2004

Net income	$112,271	$203,886
Adjustments to reconcile net income to funds from operations available to partners — diluted:
Depreciation and amortization of real estate assets	131,391	156,766
Gain on property sales, net	(102,803)	(267,053)
Adjustment for investments in unconsolidated companies:
Office Properties	18,872	11,601
Resort Residential Development Properties	(5,467)	(228)
Resort/Hotel Properties	3,881	—
Temperature-Controlled Logistics Properties	18,210	22,549
Series A Preferred Unit distributions	(23,963)	(23,723)
Series B Preferred Unit distributions	(8,075)	(8,075)

Funds from operations available to partners — diluted(1)	$144,317 (2)	$95,723

Investment Segments:
Office Properties	$236,663	$265,977
Resort Residential Development Properties	43,868	28,719
Resort/Hotel Properties	34,440	44,978
Temperature-Controlled Logistics Properties	18,444	28,702
Other:
Corporate general and administrative	(50,363)	(38,889)
Interest expense	(136,664)	(176,771)
Series A Preferred Unit distributions	(23,963)	(23,723)
Series B Preferred Unit distributions	(8,075)	(8,075)
Other(3)	29,967	(25,195)

Funds from operations available to partners -diluted(1)	$144,317 (2)	$95,723

Basic weighted average units outstanding	59,006	58,374
Diluted weighted average units outstanding (4)	59,418	58,483

(1)	Impairment charges and debt extinguishment charges related to the sale of real estate assets were $1.8 million and $47.5 million for the years ended December 31, 2005 and 2004, respectively. Funds from operations available to partners — diluted, as adjusted to exclude impairment charges and debt extinguishment charges related to the sale of real estate assets was $146.1 million and $143.2 million for the years ended December 31, 2005 and 2004. We provide this additional information because management utilizes it, in addition to FFO available to partners — diluted, in making operating decisions and assessing performance, and because we believe that it also is useful to investors in assessing our operating performance.

(2)	Amount includes $26.9 million gain on sale of developed property of which $13.6 million is attributable to a promoted interest.

(3)	Includes income from investment land sales, net, interest and other income, extinguishment of debt, income/loss from other unconsolidated companies, other expenses, depreciation and amortization of non-real estate assets and amortization of deferred financing costs.

(4)	See calculations for the amounts presented in the reconciliation following this table.

     The following schedule reconciles our basic weighted average units to the diluted weighted average units presented above:

	For the years
	ended December 31,
(units in thousands)	2005	2004
Basic weighted average units:	59,006	58,374
Add: Weighted average unit options	412	109

Diluted weighted average units	59,418	58,483

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Our use of financial instruments, such as debt instruments and mezzanine investments, subjects us to market risk which may affect our future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. We manage our market risk by attempting to match anticipated inflow of cash from our operating, investing and financing activities with anticipated outflow of cash to fund debt payments, distributions to unitholders, investments, capital expenditures and other cash requirements. We also enter into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt.
     The following discussion of market risk is based solely on hypothetical changes in interest rates related to our variable rate debt and variable rate mezzanine investments. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.
Interest Rate Risk
Debt
     Our interest rate risk is most sensitive to fluctuations in interest rates on our short-term variable rate debt. We had total outstanding debt of approximately $2.3 billion at December 31, 2005, of which approximately $235.3 million, or approximately 10%, was unhedged variable rate debt. The variable rate debt is based on an index (LIBOR or Prime) plus a credit spread. The weighted average interest rate on such unhedged variable rate debt was 6.67% as of December 31, 2005. A 10% increase in the underlying index would cause an increase of 57 basis points to the weighted average interest rate on such variable rate debt, which would result in an annual decrease in net income and cash flows of approximately $1.3 million. Conversely, a 10% decrease in the underlying index would cause a decrease of 57 basis points to the weighted average interest rate on such unhedged variable rate debt, which would result in an annual increase in net income and cash flows of approximately $1.3 million based on the unhedged variable rate debt outstanding as of December 31, 2005.
Mezzanine Investments
     Our mezzanine investments are sensitive to fluctuations in interest rates on our variable loans. We had total outstanding mezzanine loans of approximately $172.6 million at December 31, 2005, of which approximately $132.0 million, or approximately 76%, were variable rate loans. The variable rate is based on an index (LIBOR) plus a credit spread. The weighted average interest rate on such variable rate loans was 12.04% as of December 31, 2005. A 10% increase in the underlying index would cause an increase of 34 basis points to the weighted average interest rate on such variable rate loans, which would result in an annual increase in net income and cash flows of approximately $0.6 million. Conversely, a 10% decrease in the underlying index would cause a decrease of 34 basis points to the weighted average interest rate on such variable rate loans, which would result in an annual increase in net income and cash flows of approximately $0.6 million based on the variable rate loans outstanding as of December 31, 2005.
Cash Flow Hedges
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of December 31, 2005, total variable rate debt was $660.8 million, of which $425.5 million was hedged. A description of these derivative financial instruments is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity and Debt Financing – Derivative Instruments and Hedging Activities.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Sole Director of Crescent Real Estate Equities, Ltd.
We have audited the accompanying consolidated balance sheets of Crescent Real Estate Equities Limited Partnership and subsidiaries (the “Partnership”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crescent Real Estate Equities Limited Partnership and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Crescent Real Estate Equities Limited Partnership and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 9, 2006

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2005	2004
ASSETS:
Investments in real estate:
Land	$186,878	$206,164
Land improvements, net of accumulated depreciation of $29,784 and $23,592 at December 31, 2005 and 2004, respectively	70,494	69,086
Buildings and improvements, net of accumulated depreciation of $464,049 and $411,634 at December 31, 2005 and 2004, respectively	1,781,015	1,811,305
Furniture, fixtures and equipment, net of accumulated depreciation of $34,129 and $48,304 at December 31, 2005 and 2004, respectively	37,236	49,561
Land held for investment or development	574,527	501,379
Properties held for disposition, net	4,137	117,399

Net investment in real estate	$2,654,287	$2,754,894

Cash and cash equivalents	$84,128	$84,460
Restricted cash and cash equivalents	84,699	93,739
Defeasance investments	274,134	175,853
Accounts receivable, net	56,402	60,013
Deferred rent receivable	70,201	56,295
Investments in unconsolidated companies	393,535	362,643
Notes receivable, net	219,016	102,173
Income tax asset — current and deferred, net	8,291	13,839
Other assets, net	294,387	322,219

Total assets	$4,139,080	$4,026,128

LIABILITIES:
Borrowings under Credit Facility	$234,000	$142,500
Notes payable	1,948,152	2,009,755
Junior subordinated notes	77,321	—
Accounts payable, accrued expenses and other liabilities	469,647	410,175
Deferred tax liability	1,093	—

Total liabilities	$2,730,213	$2,562,430

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS:	$53,562	$49,339

UNITS SUBJECT TO REDEMPTION — outstanding 718,500	$28,481	$—

PARTNERS’ CAPITAL:
Series A Convertible Cumulative Preferred Units, liquidation preference of $25.00 per unit, 14,200,000 units issued and outstanding at December 31, 2005 and 2004	$319,166	$319,166
Series B Cumulative Preferred Units, liquidation preference of $25.00 per unit, 3,400,000 units issued and outstanding at December 31, 2005 and 2004	81,923	81,923
Units of Partnership Interest, 62,137,205 and 60,245,218 issued and outstanding at December 31, 2005 and 2004, respectively:
General partner — outstanding 621,372 and 602,452	9,802	10,417
Limited partners — outstanding 60,797,333 and 59,642,766	914,548	1,003,875
Accumulated other comprehensive income (loss)	1,385	(1,022)

Total partners’ capital	$1,326,824	$1,414,359

Total liabilities and partners’ capital	$4,139,080	$4,026,128

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per unit data)

	For the Years Ended December 31,
	2005	2004	2003
REVENUE:
Office Property	$377,337	$481,710	$472,003
Resort Residential Development Property	503,568	311,197	221,713
Resort/Hotel Property	142,618	214,531	206,074

Total Property Revenue	$1,023,523	$1,007,438	$899,790

EXPENSE:
Office Property real estate taxes	$39,195	$58,776	$62,448
Office Property operating expenses	160,077	179,413	168,806
Resort Residential Development Property expense	432,620	271,819	197,491
Resort/Hotel Property expense	111,277	179,825	167,666

Total Property Expense	$743,169	$689,833	$596,411

Income from Property Operations	$280,354	$317,605	$303,379

OTHER INCOME (EXPENSE):
Income from sale of investment in unconsolidated company, net	$29,934	$—	$86,186
Income from investment land sales	8,622	18,879	13,038
(Loss) gain on joint venture of properties, net	(2,743)	265,772	100
Gain on property sales	141	—	—
Interest and other income	29,109	18,005	7,766
Corporate general and administrative	(50,363)	(38,889)	(32,661)
Interest expense	(136,664)	(176,771)	(172,116)
Amortization of deferred financing costs	(8,108)	(13,056)	(11,053)
Extinguishment of debt	(2,161)	(42,608)	—
Depreciation and amortization	(146,173)	(164,056)	(148,242)
Impairment charges related to real estate assets	(1,047)	(4,094)	(8,624)
Other expenses	(3,964)	(725)	(5,946)
Equity in net income (loss) of unconsolidated companies:
Office Properties	11,464	6,262	11,190
Resort Residential Development Properties	(491)	(2,266)	10,427
Resort/Hotel Development Properties	(1,541)	(245)	5,760
Temperature-Controlled Logistics Properties	234	6,153	2,172
Other	17,885	(280)	(4,053)

Total other income (expense)	$(255,866)	$(127,919)	$(246,056)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	$24,488	$189,686	$57,323
Minority interests	(14,906)	(7,681)	(1,457)
Income tax (expense) benefit	(7,378)	13,078	(26,915)

INCOME BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$2,204	$195,083	$28,951
Income from discontinued operations	5,025	11,501	19,033
Impairment charges related to real estate assets from discontinued operations	(75)	(3,511)	(29,550)
Gain on real estate from discontinued operations	105,117	1,241	12,134
Cumulative effect of a change in accounting principle	—	(428)	—

NET INCOME	$112,271	$203,886	$30,568

Series A Preferred Unit distributions	(23,963)	(23,723)	(18,225)
Series B Preferred Unit distributions	(8,075)	(8,075)	(8,075)

NET INCOME AVAILABLE TO PARTNERS — BASIC	$80,233	$172,088	$4,268

BASIC EARNINGS PER UNIT DATA:
(Loss) income available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(0.51)	$2.80	$0.04
Income from discontinued operations	0.09	0.20	0.33
Impairment charges related to real estate assets from discontinued operations	—	(0.06)	(0.51)
Gain on real estate from discontinued operations	1.78	0.02	0.21
Cumulative effect of a change in accounting principle	—	(0.01)	—

Net income available to partners — basic	$1.36	$2.95	$0.07

DILUTED EARNINGS PER UNIT DATA:
(Loss) income available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(0.51)	$2.79	$0.04
Income from discontinued operations	0.09	0.20	0.33
Impairment charges related to real estate assets from discontinued operations	—	(0.06)	(0.51)
Gain on real estate from discontinued operations	1.78	0.02	0.21
Cumulative effect of a change in accounting principle	—	(0.01)	—

Net income available to partners — diluted	$1.36	$2.94	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(dollars in thousands)

	Preferred	General	Limited	Accumulated
	Partners’	Partners’	Partners’	Comprehensive	Partners’
	Capital	Capital	Capital	(Loss) Income	Capital
PARTNERS’ CAPITAL, December 31, 2002	$330,083	$12,097	$1,170,279	$(27,252)	$1,485,207

Contributions, net	—	25	2,483	—	2,508
Distributions	—	(1,753)	(173,523)	—	(175,276)
Amortization of Deferred Compensation on Restricted Shares	—	12	1,139	—	1,151
Net Income		43	4,225	—	4,268
Unrealized Gain on Marketable Securities	—	—	—	3,761	3,761
Unrealized Gain on Cash Flow Hedges	—	—	—	9,662	9,662

PARTNERS’ CAPITAL, December 31, 2003	$330,083	$10,424	$1,004,603	$(13,829)	$1,331,281
Issuance of Series A Preferred Units	71,006	—	—	—	71,006
Contributions, net	—	13	1,335	—	1,348
Distributions	—	(1,760)	(174,280)	—	(176,040)
Amortization of Deferred Compensation on Restricted Shares	—	19	1,850	—	1,869
Net Income	—	1,721	170,367	—	172,088
Unrealized Gain on Marketable Securities	—	—	—	1,036	1,036
Unrealized Gain on Cash Flow Hedges	—	—	—	11,771	11,771

PARTNERS’ CAPITAL, December 31, 2004	$401,089	$10,417	$1,003,875	$(1,022)	$1,414,359
Contributions	—	247	24,493	—	24,740
Distributions	—	(1,798)	(177,989)	—	(179,787)
Amortization of Deferred Compensation on Restricted Units	—	123	12,179	—	12,302
Amortization of Deferred Compensation on Restricted Shares	—	11	1,040	—	1,051
Net Income Available to Partners	—	802	79,431	—	80,233
Units Subject to Redemption	—	—	(28,481)	—	(28,481)
Change in Unrealized Net Gain on Marketable Securities	—	—	—	(468)	(468)
Change in Unrealized Net Gain on Cash Flow Hedges	—	—	—	3,730	3,730
Change in Pension Liability at Unconsolidated Company	—	—	—	(855)	(855)

PARTNERS’ CAPITAL, December 31, 2005	$401,089	$9,802	$914,548	$1,385	$1,326,824

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,271	$203,886	$30,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,870	183,865	176,407
Extinguishment of debt	2,271	6,459	—
Resort Residential Development cost of sales	311,050	161,853	107,163
Resort Residential Development capital expenditures	(356,603)	(202,767)	(130,692)
Impairment charges related to real estate assets	1,122	7,605	38,174
Income from investment in land sales	(8,622)	(18,879)	(13,038)
Loss (gain) on joint venture of properties, net	2,743	(265,772)	(100)
Gain on property sales, net	(105,258)	(1,241)	(12,134)
Income from sale of investment in unconsolidated company	(29,934)	—	(51,556)
Minority interests	14,906	7,681	1,457
Cumulative effect of a change in accounting principle	—	428	—
Non-cash compensation	13,236	1,737	1,093
Amortization of debt premiums	(2,452)	(2,386)	—
Equity in earnings from unconsolidated companies	(27,551)	(9,624)	(25,496)
Ownership portion of management fees from unconsolidated companies	6,609	1,833	1,246
Distributions received from unconsolidated companies	30,992	7,982	26,000
Change in assets and liabilities, net of effect of consolidations, acquisitions and dispositions:
Restricted cash and cash equivalents	(1,626)	54,889	(10,574)
Accounts receivable	840	(17,958)	4,414
Deferred rent receivable	(14,562)	(16,246)	(2,728)
Income tax asset -current and deferred, net	5,548	(21,657)	(430)
Other assets	(28,674)	(24,722)	(1,501)
Accounts payable, accrued expenses and other liabilities	63,428	31,177	(13,621)

Net cash provided by operating activities	$146,604	$88,143	$124,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash impact of consolidation of previously unconsolidated entities	$—	$334	$11,574
Proceeds from property sales	236,725	174,881	43,155
Proceeds from sale of investment in unconsolidated company and related property sales	32,237	3,229	178,667
Proceeds from joint venture partners	144,193	1,028,913	—
Acquisition of investment properties	(192,154)	(381,672)	(44,732)
Development of investment properties	(83,961)	(7,089)	(6,613)
Property improvements — Office Properties	(20,131)	(14,297)	(18,023)
Property improvements — Resort/Hotel Properties	(4,707)	(27,739)	(13,574)
Tenant improvement and leasing costs — Office Properties	(65,540)	(92,876)	(77,279)
Resort Residential Development Properties investments	(32,876)	(35,428)	(42,631)
(Increase) decrease in restricted cash and cash equivalents	(4,531)	75,395	(100,313)
Purchases of defeasance investments and other securities	(115,710)	(203,643)	(11,880)
Proceeds from defeasance investment maturities and other securities	23,273	14,560	300
Return of investment in unconsolidated companies	18,785	129,693	42,779
Investment in unconsolidated companies	(17,118)	(19,047)	(18,566)
(Increase) decrease in notes receivable	(116,843)	(15,230)	22,557

Net cash (used in) provided by investing activities	$(198,358)	$629,984	$(34,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(15,659)	$(12,918)	$(9,321)
Borrowings under Credit Facility	758,300	530,000	320,500
Payments under Credit Facility	(666,800)	(626,500)	(245,500)
Notes payable proceeds	387,200	577,146	177,958
Notes payable payments	(346,968)	(1,027,661)	(118,852)
Junior subordinated notes	77,321	—	—
Resort Residential Development Properties note payable borrowings	257,411	111,672	79,834
Resort Residential Development Properties note payable payments	(198,540)	(118,495)	(85,434)
Capital distributions — joint venture partner	(18,516)	(8,565)	(11,699)
Capital contributions — joint venture partner	7,834	2,833	2,028
Capital contributions to the Operating Partnership	21,411	756	1,204
Issuance of preferred units—Series A	—	71,006	—
Series A Preferred Unit distributions	(23,963)	(23,963)	(18,225)
Series B Preferred Unit distributions	(8,075)	(8,075)	(8,075)
Distributions from the Operating Partnership	(179,534)	(175,788)	(175,024)

Net cash provided by (used in) financing activities	$51,422	$(708,552)	$(90,606)

(DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS	$(332)	$9,575	$(533)

CASH AND CASH EQUIVALENTS, Beginning of period	84,460	74,885	75,418

CASH AND CASH EQUIVALENTS, End of period	$84,128	$84,460	$74,885

The accompanying notes are an integral part of these consolidated financial statements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
     References to “we,” “us,” “our” and “the Operating Partnership” refer to Crescent Real Estate Equities Limited Partnership, and, unless the context otherwise requires, our direct and indirect subsidiaries; “Crescent” refers to Crescent Real Estate Equities Company and “the General Partner” refers to Crescent Real Estate Equities, Ltd., our sole general partner.
     We were formed under the terms of a limited partnership agreement dated February 9, 1994. We are controlled by Crescent through Crescent’s ownership of all of the outstanding stock of our General Partner, which owns a 1% general partner interest in us. In addition, Crescent owns an approximately 81% limited partner interest in us, with the remaining approximately 18% limited partner interest held by other limited partners.
     All of our limited partners, other than Crescent, own, in addition to limited partner interests, units. Each unit generally entitles the holder to exchange the unit (and the related limited partner interest) for two common shares of Crescent or, at Crescent’s option, an equivalent amount of cash. For purposes of this report, the term “unit” or “unit of partnership interest” refers to the limited partner interest and, if applicable, related units held by a limited partner. Accordingly, as of December 31, 2005, Crescent’s approximately 81% limited partner interest has been treated as equivalent, for purposes of this report, to 50,099,660 units and the remaining approximately 18% limited partner interest has been treated as equivalent, for purposes of this report, to 11,416,173 units. In addition, Crescent’s 1% general partner interest has been treated as equivalent, for purposes of this report, to 621,372 units.
     Crescent owns its assets and carries on its operations and other activities through us and our subsidiaries. Our limited partnership agreement acknowledges that all of Crescent’s operating expenses are incurred for our benefit and provides that we will reimburse Crescent for all such expenses.
     Crescent Finance Company, a Delaware corporation wholly-owned by us, was organized in March 2002 for the sole purpose of acting as co-issuer with us of $375.0 million aggregate principal amount of 9.25% senior notes due 2009. Crescent Finance Company does not conduct operations of its own.
     The following table shows our consolidated subsidiaries that owned or had an interest in real estate assets and the real estate assets that each subsidiary owned or had an interest in as of December 31, 2005.

Operating Partnership	Wholly-owned assets – The Avallon I, II, III and IV, Dupont Centre and Waterside Commons, included in our Office Segment.

Non wholly-owned assets, consolidated – 301 Congress Avenue (50% interest) is included in our Office Segment. Sonoma Mission Inn (80.1% interest) is included in our Resort/Hotel Segment.

Non wholly-owned assets, unconsolidated – Bank One Center (50% interest), 2211 Michelson Office Development – Irvine (40% interest), Bank One Tower (20% interest), Three Westlake Park (20% interest), Four Westlake Park (20% interest), Miami Center (40% interest), BriarLake Plaza (30% interest), Five Post Oak Park (30% interest), Houston Center (23.85% interest in three office properties and the Houston Center Shops), The Crescent Atrium (23.85% interest), The Crescent Office Towers (23.85% interest), Trammell Crow Center(1) (23.85% interest), Post Oak Central (23.85% interest in three Office Properties), Fountain Place (23.85% interest), Fulbright Tower (23.85% interest) and One Buckhead Plaza (35% interest). These properties are included in our Office Segment. AmeriCold Realty Trust (31.7% interest in 85 properties), included in our Temperature-Controlled Logistics Segment. Canyon Ranch Tucson and Canyon Ranch Lenox (48% interest), included in our Resort/Hotel Segment.

Crescent Real Estate Funding One, L.P. (Funding One)	Wholly-owned assets – Carter Burgess Plaza, 125 E. John Carpenter Freeway, The Aberdeen, Regency Plaza One and The Citadel. These properties are included in our Office Segment.

Hughes Center Entities(2)	Wholly-owned assets – Hughes Center Properties (eight office properties each in a separate limited liability company), 3883 Hughes Parkway (Office Development). These properties are included in our Office Segment.

Crescent Real Estate Funding III, IV and V, L.P. (Funding III, IV and V)(3)	Non wholly-owned assets, consolidated – Greenway Plaza Office Properties (ten Office Properties, 99.9% interest). These properties are included in our Office Segment. Renaissance Houston Hotel, included in our Resort/Hotel Segment.

Crescent Real Estate Funding VIII, L.P. (Funding VIII)	Wholly-owned assets – The Addison, Austin Centre, The Avallon V, Exchange Building, 816 Congress, Greenway I & IA (two office properties), Greenway II, Johns Manville Plaza, One Live Oak, Palisades Central I, Palisades Central II, Stemmons Place, 3333 Lee Parkway, 44 Cook and 55 Madison. These properties are included in our Office Segment. The Omni Austin Hotel and Ventana Inn & Spa, included in our Resort/Hotel Segment.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crescent Real Estate Funding XII, L.P. (Funding XII)	Wholly-owned assets – Briargate Office and Research Center, MacArthur Center I & II and Stanford Corporate Center. These properties are included in our Office Segment. The Park Hyatt Beaver Creek Resort & Spa, included in our Resort/Hotel Segment.

Crescent 707 17th Street, LLC	Wholly-owned assets – 707 17th Street, included in our Office Segment, and the Denver Marriott City Center, included in our Resort/Hotel Segment.

Crescent Peakview Tower, LLC	Wholly-owned asset – Peakview Tower, included in our Office Segment.

Crescent Alhambra, LLC	Wholly-owned asset – Alhambra Plaza (two Office Properties), included in our Office Segment.

Crescent Datran Center, LLC	Wholly-owned asset – Datran Center (two Office Properties), included in our Office Segment.

Crescent Spectrum Center, L.P. (through Funding VIII)	Non wholly-owned asset, consolidated – Spectrum Center (99.9% interest), included in our Office Segment.

Crescent-JMIR Paseo Del Mar, LLC	Non wholly-owned asset, consolidated – Paseo Del Mar Office Development (80% interest), included in our Office Segment.

Crescent Colonnade, LLC	Wholly-owned asset – The BAC-Colonnade Building, included in our Office Segment.

Mira Vista Development Corp. (MVDC)	Non wholly-owned asset, consolidated-Mira Vista (98% interest), included in our Resort Residential Development Segment.

Jefferson Station, L.P.	Non wholly-owned asset, consolidated – JPI (50% interest), included in our Resort Residential Development Segment.

Crescent Plaza Residential, L.P.	Wholly-owned asset – the Residences at the Ritz-Carlton Development, included in our Resort Residential Development Segment.

Crescent Plaza Hotel Owner, L.P.	Wholly-owned asset – the Ritz-Carlton Hotel Development, included in our Resort/Hotel Segment.

Houston Area Development Corp. (HADC)	Non wholly-owned assets, consolidated – Falcon Point (98% interest) and Spring Lakes (98% interest). These properties are included in our Resort Residential Development Segment.

Desert Mountain Development Corporation (DMDC)	Non wholly-owned assets, consolidated – Desert Mountain (93% interest), included in our Resort Residential Development Segment.

Crescent Resort Development Inc. (CRDI)	Non wholly-owned assets, consolidated – Brownstones (64% interest), Creekside at Riverfront (64% interest), Delgany (64% interest), Beaver Creek Landing (64% interest), Eagle Ranch (76% interest), Gray’s Crossing (71% interest), Hummingbird (64% interest), Main Street Vacation Club (30% interest), Northstar Highlands (57% interest), Northstar Village (57% interest), Old Greenwood (71% interest), Riverbend (68% interest), Village Walk (58% interest), Tahoe Mountain Club (71% interest). These properties are included in our Resort Residential Development Segment.

Non wholly-owned assets, unconsolidated – Blue River Land Company, L.L.C. – Three Peaks (33% interest) and EW Deer Valley, L.L.C. (37.1% interest), included in our Resort Residential Development Segment.

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
         See Note 10, “Investments in Unconsolidated Companies,” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of December 31, 2005.
         See Note 12, “Notes Payable and Borrowings Under Credit Facility,” for a list of certain other subsidiaries, all of which are consolidated in our financial statements and were formed primarily for the purpose of obtaining secured debt or joint venture financing.
Segments
     Our assets and operations consisted of four investment segments at December 31, 2005, as follows:
•	Office Segment;

•	Resort Residential Development Segment;

•	Resort/Hotel Segment; and

•	Temperature-Controlled Logistics Segment.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Within these segments, we owned in whole or in part the following operating real estate assets, which we refer to as the Properties, as of December 31, 2005:
•	Office Segment consisted of 75 office properties, which we refer to as the Office Properties, located in 26 metropolitan submarkets in seven states, with an aggregate of approximately 30.7 million net rentable square feet. Fifty-four of the Office Properties are wholly-owned and 21 are owned through joint ventures, one of which is consolidated and 20 of which are unconsolidated.

•	Resort Residential Development Segment consisted of our ownership of common stock representing interests of 98% to 100% in four Resort Residential Development Corporations and two limited partnerships which are consolidated. These Resort Residential Development Corporations, through partnership arrangements, owned in whole or in part 23 active and planned upscale resort residential development properties, which we refer to as the Resort Residential Development Properties.

•	Resort/Hotel Segment consisted of five luxury and destination fitness resorts and spas with a total of 1,034 rooms/guest nights and three upscale business-class hotel properties with a total of 1,376 rooms, which we refer to as the Resort/Hotel Properties. Five of the Resort/Hotel Properties are wholly-owned, one is owned through a joint venture that is consolidated and two are owned through joint ventures that are unconsolidated.

•	Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold Realty Trust, or AmeriCold, a REIT which is unconsolidated. As of December 31, 2005, AmeriCold operated 101 facilities, of which 84 were wholly-owned, one was partially-owned and sixteen were managed for outside owners. The 85 owned facilities, which we refer to as the Temperature-Controlled Logistics Properties, had an aggregate of approximately 437.2 million cubic feet (17.4 million square feet) of warehouse space. AmeriCold also owned two quarries and the related land.
Basis of Presentation
     The accompanying consolidated financial statements include all of our direct and indirect subsidiary entities. The equity interests that we do not own in those direct and indirect subsidiaries are reflected as minority interests. All significant intercompany balances and transactions have been eliminated.
     Certain amounts in prior period financial statements have been reclassified to conform to the current year presentation. These amounts include reclassifications on our Consolidated Balance Sheets of $8.1 million from Other assets, net to Building and improvements, net of accumulated depreciation at December 31, 2004, related to a change in classification of certain office property capitalized costs. The impact to accumulated depreciation was $7.8 million. The change in classification of the office property capitalized costs also resulted in the reclassification of $3.9 million and $4.2 million from Office property operating expenses to Depreciation and amortization for the years ended December 31, 2004 and 2003, respectively. The Consolidated Statements of Operations include reclassifications of $14.6 million and $14.4 million resulting in increased Office property operating expenses and Office property revenues for the years ended December 31, 2004 and 2003, respectively, related to presentation of parking garage expenses and billable operating expenses. The Consolidated Statements of Cash Flows include reclassifications of $2.9 million from Resort Residential Development capital expenditures to Development of investment properties for the year ended December 31, 2004, related to presentation of development costs of Resort Residential Development property.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Adoption of New Accounting Standards
     SFAS No. 123R. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R (Revised 2004), Share-Based Payment. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply SFAS No. 123R beginning January 1, 2006. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis. We intend to adopt SFAS No. 123R using the modified prospective application method which requires, among other things, that we recognize compensation cost for all awards outstanding at January 1, 2006, for which the requisite service has not yet been rendered. We estimate an additional $1.7 million of expense will be recorded in 2006 for stock and unit options due to the adoption of SFAS No. 123R.
     SFAS No. 154. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate prospectively, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not believe there will be an impact to our financial condition or results of operations from the adoption of SFAS No. 154.
     EITF 04-5. At its June 2005 meeting, the Emerging Issues Task Force, or EITF, reached a consensus regarding Issue No. 04-5 (EITF 04-5), Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-5 is effective immediately for all newly-formed limited partnerships and for existing limited partnership agreements that are modified. The guidance will be effective for existing limited-partnership agreements that are not modified no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The guidance provides a framework for addressing the question of when a general partner, as defined in EITF 04-5, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), Consolidation of Variable Interest Entities, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest but the Minority Shareholder or Shareholders have Certain Approval or Veto Rights. The FASB has amended Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF 96-16, to conform and align with the guidelines set forth in EITF 04-5. There was no impact to our financial condition or results of operations from the adoption of EITF 04-5 in the current year. We are continuing to evaluate the impact of EITF 04-5, when applicable, to all existing partnerships.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     EITF 05-6. At its June 2005 meeting, the EITF reached a consensus regarding Issue No. 05-6 (EITF 05-6), Determining the Amortization Period for Leasehold Improvements. EITF 05-6 is effective for periods beginning after June 29, 2005. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition or purchase. The adoption of EITF 05-6 did not have an impact to our financial condition or results of operations.
Significant Accounting Policies
     Consolidation of Variable Interest Entities. We perform evaluations of each of our investment partnerships, real estate partnerships and joint ventures to determine if the associated entities constitute a Variable Interest Entity, or VIE, as defined under Interpretations 46 and 46R, Consolidation of Variable Interest Entities, or FIN 46 and 46R, respectively. Due to the adoption of FIN 46, we consolidated GDW LLC, a subsidiary of DMDC, as of December 31, 2003, and Elijah Fulcrum Fund Partners, L.P., which we refer to as Elijah, as of January 1, 2004. Elijah is a limited partnership whose purpose is to invest in the SunTx Fulcrum Fund, L.P. The consolidation of Elijah resulted in an approximately $0.4 million charge to earnings which is reflected as a cumulative effect of a change in accounting principle in our Consolidated Statements of Operations. In general, a VIE is an entity that has (i) an insufficient amount of equity for the entity to carry on its principal operations, without additional subordinated financial support from other parties, (ii) a group of equity owners that are unable to make decisions about the entity’s activities, or (iii) equity that does not absorb the entity’s losses or receive the benefits of the entity. If any one of these characteristics is present, the entity is subject to FIN 46R’s variable interests consolidation model.
     Quantifying the variability of VIEs is complex and subjective, requiring consideration and estimates of a significant number of possible future outcomes as well as the probability of each outcome occurring. The results of each possible outcome are allocated to the parties holding interests in the VIE and based on the allocation, a calculation is performed to determine which party, if any, has a majority of the potential negative outcomes (expected losses) or a majority of the potential positive outcomes (expected residual returns). That party, if any, is the VIE’s primary beneficiary and is required to consolidate the VIE. Calculating expected losses and expected residual returns requires modeling potential future results of the entity, assigning probabilities to each potential outcome, and allocating those potential outcomes to the VIE’s interest holders. If our estimates of possible outcomes and probabilities are incorrect, it could result in the inappropriate consolidation or deconsolidation of the VIE.
     For entities that do not constitute VIEs, we consider other GAAP, as required, determining (i) consolidation of the entity if our ownership interests comprise a majority of its outstanding voting stock or otherwise control the entity, or (ii) application of the equity method of accounting if we do not have direct or indirect control of the entity, with the initial investment carried at costs and subsequently adjusted for our share of net income or loss and cash contributions and distributions to and from these entities.
     Acquisition of operating properties. We allocate the purchase price of acquired properties to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, “Business Combinations.” We initially record the allocation based on a preliminary purchase price allocation with adjustments recorded within one year of the acquisition.
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

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property and (ii) the present value of the amortized in-place tenant improvement allowances over the remaining term of each lease. Management’s estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements and equipment. The value of tenant improvements is separately estimated due to the different depreciable lives.
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
     Above-market and below-market in-place lease values for acquired properties are calculated based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the below-market fixed rate renewal option, if any, for below-market leases. We perform this analysis on a lease by lease basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the below-market fixed rate renewal option, if any, of the respective leases.
     Management estimates costs to execute leases similar to those acquired at the property at acquisition based on current market conditions. These costs are recorded based on the present value of the amortized in-place leasing costs on a lease by lease basis over the remaining term of each lease.
     The in-place lease values and customer relationship values are based on management’s evaluation of the specific characteristics of each customer’s lease and our overall relationship with that respective customer. Characteristics considered by management in allocating these values include the nature and extent of our existing business relationships with the customer, growth prospects for developing new business with the customer, the customer’s credit quality and the expectation of lease renewals, among other factors. The in-place lease value and customer relationship value are both amortized to expense over the initial term of the respective leases and projected renewal periods, but in no event does the amortization period for the intangible assets exceed the remaining depreciable life of the building.
     Should a tenant terminate its lease, the unamortized portion of the in-place lease value and the customer relationship value and above-market and below-market in-place lease values would be charged to expense.
     Net Investments in Real Estate. Real estate, for operating properties, is carried at cost, net of accumulated depreciation. Betterments, major renovations, and certain costs directly related to the acquisition, improvements and leasing of real estate are capitalized. Operating lease for space in our Office Properties generally provide an allowance for the construction of tenant improvements. We capitalize the cost of tenant improvements up to the amount of the allowance granted in the lease. The cost of any improvements paid by the tenant in excess of the tenant improvement allowance is not reflected in our Consolidated Financial Statements. Expenditures for maintenance and repairs are charged to operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and Improvements	2 to 46 years
Tenant Improvements	Terms of leases, which approximates the useful life of the asset
Furniture, Fixtures and Equipment	2 to 5 years

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Real Estate also includes land and capitalized project costs associated with the acquisition and the development of land, construction of resort residential units, amenities and facilities, interest and loan origination costs on land under development, and certain general and administrative expenses to the extent they benefit the development of land. We adhere to the accounting and reporting standards under SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects for costs associated with the acquisition, development, construction and sale of real estate projects. In addition, we capitalize interest costs as a part of the historical cost of acquiring certain assets that qualify for capitalization under SFAS No. 34, Capitalization of Interest Cost. Our assets that qualify for accounting treatment under this pronouncement must require a period of time to prepare for their intended use, such as our land development project assets that are intended for sale or lease and constructed as discrete projects. In accordance with the authoritative guidance, the interest cost capitalized by us is the interest cost recognized on borrowings and other obligations. The amount capitalized is an allocation of the interest cost incurred during the period required to complete the asset. The interest rate for capitalization purposes is based on the rates of our outstanding borrowings.
     An impairment loss is recognized on a property by property basis on Properties classified as held for use, when expected undiscounted cash flows are less than the carrying value of the property. In cases where we do not expect to recover our carrying costs on a Property, we reduce its carrying costs to fair value, and for Properties held for disposition, we reduce its carrying costs to the fair value less estimated selling costs in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Depreciation expense is not recognized on Properties classified as held for disposition.
     Concentration of Real Estate Investments. Our Office Properties are located primarily in the Dallas and Houston, Texas, metropolitan areas. As of December 31, 2005, our Office Properties in Dallas and Houston represented an aggregate of approximately 69% of our office portfolio based on total net rentable square feet. As a result of this geographic concentration, our operations could be adversely affected by a recession or general economic downturn in the areas where these Properties are located.
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
     Allowance for Doubtful Accounts/Credit Losses. Our accounts receivable balance is reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is composed primarily of rents and operating cost recoveries due from tenants, receivables associated with club memberships at our Resort Residential Development properties and guest receivables at our Resort/Hotel properties. We also maintain an allowance for deferred rent receivables which arise from the straight-lining of rents. The allowance for doubtful accounts is reviewed at least quarterly for adequacy by reviewing such factors as the credit quality of our tenants or members, any delinquency in payment, historical trends and current economic conditions. If the assumptions regarding the collectibility of accounts receivable prove incorrect, we could experience write-offs in excess of its allowance for doubtful accounts, which would result in a decrease in net income.
     Expense for possible credit losses in connection with mezzanine investments is charged to earnings to reduce our notes receivable balance to the level that we estimate to be collectible considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current conditions.
     Investments in Unconsolidated Companies. Investments in unconsolidated joint ventures and companies are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. We also recognize an impairment loss on an investment by investment basis when the fair value of an investment experiences a non-temporary decline below the carrying value. See Note 10, “Investment in Unconsolidated Companies” for a table that lists our ownership in significant unconsolidated joint ventures and investments as of December 31, 2005.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Intangible assets, which include memberships, water rights and net intangible leases created by SFAS No. 141, Business Combinations, are reviewed annually for impairment. Upon the formation of Desert Mountain Properties, L.P. in August 1997, the partnership allocated a portion of the fair value of its assets of Desert Mountain to the remaining club memberships and recorded the amount as an intangible asset. The intangible membership asset is amortized based on total projected memberships through 2010 and amortization begins at the time the memberships are sold. Upon the conveyance of a pipeline from Desert Mountain to the local government, we reclassified the fair value of the water pipeline from land improvements into an intangible asset, or water rights. The water rights are being amortized on a straight-line basis over 20 years.
     Marketable securities are considered either available-for-sale, trading or held-to-maturity, in accordance with SFAS No. 115. Realized gains or losses on sale of securities are recorded based on specific identification. Available-for-sale securities are marked to market value on a monthly basis with the corresponding unrealized gains and losses included in accumulated other comprehensive income. Trading securities are marked to market on a monthly basis with the unrealized gains and losses included in earnings. Held-to-maturity securities are carried at amortized cost. Held-to-maturity securities consists of U.S. Treasury and government sponsored agency securities purchased in-substance to defease debt, and are included in the “Defeasance investments” line. When a decline in the fair value of marketable securities is determined to be other than temporary, the cost basis is written down to fair value and the amount of the write-down is included in earnings for the applicable period. Investments in securities with no readily determinable market value are reported at cost, as they are not considered marketable under SFAS No. 115.
     Fair Value of Financial Instruments. The carrying values of cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, deferred rent receivable, notes receivable, other assets, accounts payable and other liabilities are reasonable estimates of their fair values. The fair value of our defeasance investments was approximately $271.7 million as of December 31, 2005. The fair value of our notes payable and junior subordinated notes is most sensitive to fluctuations in interest rates. Since our $660.8 million in variable rate debt changes with these changes in interest rates, it also approximates the fair market value of the underlying debt. We reduce the variability in future cash flows by maintaining a sizable portion of debt with fixed payment characteristics. Although the cash flow to or from us does not change, the fair value of the $1.6 billion in fixed rate debt, based upon current interest rates for similar debt instruments with similar payment terms and expected payoff dates, would be approximately $1.6 billion as of December 31, 2005. The defeasance investments and defeased debt cannot legally be separated and, therefore, have a net fair value of $0.5 million. Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2005.
     Derivative Financial Instruments. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. Derivative financial instruments are used to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio.
     To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges are entered into to achieve a fixed interest rate on variable rate debt.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     As of December 31, 2005, there are no derivatives designated as fair value hedges or hedges of net investments in foreign operations nor are derivatives being used for trading or speculative purposes.
     At December 31, 2005, derivatives with a fair value of $1.8 million were included in “Other assets, net.” The change in net unrealized gains of $3.7 million in 2005 for derivatives designated as cash flow hedges is separately disclosed in the Consolidated Statements of Partners’ Capital.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. The change in net unrealized gains/losses on cash flow hedges reflects the recognition of $0.7 million of net unrealized losses from other comprehensive income to interest expense during 2005. We estimate that during 2006 an additional $1.8 million of unrealized gains will be recognized as a reduction to interest expense.
     Gain recognition on sale of real estate assets. In accordance with SFAS No. 66, Accounting for Sales of Real Estate, we perform evaluations of each real estate sale to determine if full gain recognition is appropriate and of each sale or contribution of a property to a joint venture to determine if partial gain recognition is appropriate. The application of SFAS No. 66 can be complex and requires us to make assumptions including an assessment of whether the risks and rewards of ownership have been transferred, the extent of the purchaser’s investment in the property being sold, whether our receivables, if any, related to the sale are collectible and are subject to subordination, and the degree of our continuing involvement with the real estate asset after the sale. If full gain recognition is not appropriate, we account for the sale under an appropriate deferral method.
     Revenue Recognition — Office Properties. As a lessor, we have retained substantially all of the risks and benefits of ownership of the Office Properties and account for our leases as operating leases. Income on leases, which includes scheduled increases in rental rates during the lease term and/or abated rent payments for various periods following the tenant’s lease commencement date, is recognized on a straight-line basis. Deferred rent receivable represents the excess of rental revenue recognized on a straight-line basis over cash received pursuant to the applicable lease provisions. Office Property leases generally provide for the reimbursement of annual increases in operating expenses above base year operating expenses (excess operating expenses), payable to us in equal installments throughout the year based on estimated increases. Any differences between the estimated increase and actual amounts incurred are adjusted at year end.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Revenue Recognition — Resort Residential Development Properties. We use the accrual method to recognize revenue from the sale of Resort Residential Development Properties after closing has taken place, title has been transferred, sufficient cash has been received to demonstrate the buyer’s commitment to pay for the property and collection of the balance of the sales price, if any, is reasonably assured. If a sale does not qualify for the accrual method of recognition, deferral methods are used as appropriate including the percentage-of-completion method. In certain cases, when we receive an inadequate cash down payment and take a promissory note for the balance of the sales price, revenue recognition is deferred until such time as sufficient cash has been received to meet minimum down payment requirements. The cost of resort residential property sold is defined based on the type of product being purchased. The cost of sales for resort residential lots is generally determined as a specific percentage of the sales revenue recognized for each Resort Residential Development project. The percentages are based on total estimated development costs and sales revenue for each Resort Residential Development project. These estimates are revised annually and are based on the then-current development strategy and operating assumptions utilizing internally developed projections for product type, revenue and related development costs. The cost of sales for resort residential units (such as townhomes and condominiums) is determined using the relative sales value method. If the resort residential unit has been sold prior to the completion of infrastructure cost, and those uncompleted costs are not significant in relation to total costs, the full accrual method is utilized. Under this method, 100% of the revenue is recognized, and a commitment liability is established to reflect the allocated estimated future costs to complete the resort residential unit. If our estimates of costs or the percentage of completion is incorrect, it could result in either an increase or decrease in cost of sales expense or revenue recognized and therefore, an increase or decrease in net income.
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
     Revenue Recognition — Resort/Hotel Properties. We recognized revenue for room sales and guest nights and revenue from guest services whenever rooms were occupied and services had been rendered. Lease revenue is recognized for the Omni Austin Hotel.
     Revenue Recognition — Mezzanine Investments. We recognized interest income on mezzanine investments over the life of the investment using the effective interest method and on an accrual basis. Fees received in connection with loan commitments and loan originations are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.
     Income Taxes. We are the Operating Partnership of Crescent, which has elected to be taxed as a REIT under Sections 856 through 860 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and operate in a manner intended to enable it to continue to qualify as a REIT. As a REIT, Crescent generally will not be subject to corporate federal income tax on net income that it currently distributes to its shareholders, provided that it satisfies certain organizational and operational requirements including the requirement to distribute at least 90% of its REIT taxable income to its shareholders each year. Accordingly, Crescent does not believe it will be liable for federal income taxes on its REIT taxable income or state income taxes in most of the states in which it operates.
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

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Stock-Based Compensation. Effective January 1, 2003, we adopted the fair value expense recognition provisions of SFAS No. 123 on a prospective basis as permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which requires that the fair value of stock options and unit options at the date of grant be amortized ratably into expense over the appropriate vesting period. With respect to Crescent’s stock options and our unit options which were granted prior to 2003, we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related Interpretations. Had compensation cost been determined based on the fair value at the grant dates for awards under the plans consistent with SFAS No. 123, our net income (loss) and earnings (loss) per unit would have been reduced to the following pro forma amounts:

	For the years ended December 31,
(in thousands, except per unit amounts)	2005	2004	2003
Net income available to partners, as reported	$80,233	$172,088	$4,268
Add: stock-based employee compensation expense included in reported net income	13,548	2,340	1,188
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(15,439)	(4,615)	(2,916)

Pro forma net income available to partners	$78,342	$169,813	$2,540
Earnings per unit:
Basic — as reported	$1.36	$2.95	$0.07
Basic — pro forma	$1.33	$2.91	$0.04
Diluted — as reported	$1.36	$2.94	$0.07
Diluted — pro forma	$1.33	$2.90	$0.04
     Earnings Per Share (Unit). SFAS No. 128, Earnings Per Share, specifies the computation, presentation and disclosure requirements for earnings per share or EPS.
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
     The following table presents a reconciliation for the years ended December 31, 2005, 2004 and 2003 of basic and diluted earnings per unit from “(Loss) income before discontinued operations and cumulative effect of a change in accounting principle” to “Net income (loss) available to partners.” The table also includes weighted average units on a basic and diluted basis.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended December 31,
	2005			2004			2003
		Wtd.	Per		Wtd.	Per		Wtd.	Per
	Income	Avg.	Unit	Income	Avg.	Unit	Income	Avg.	Unit
(in thousands, except per unit amounts)	(Loss)	Units	Amount	(Loss)	Units	Amount	(Loss)	Units	Amount

Basic EPS -
Income before discontinued operations and cumulative effect of a change in accounting principle	$2,204	59,006		$195,083	58,374		$28,951	58,317
Series A Preferred Unit distributions	(23,963)			(23,723)			(18,225)
Series B Preferred Unit distributions	(8,075)			(8,075)			(8,075)

(Loss) income available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(29,834)	59,006	$(0.51)	$163,285	58,374	$2.80	$2,651	58,317	$0.04

Income from discontinued operations	5,025		0.09	11,501		0.20	19,033		0.33
Impairment charges related to real estate assets from discontinued operations	(75)		—	(3,511)		(0.06)	(29,550)		(0.51)
Gain on real estate from discontinued operations	105,117		1.78	1,241		0.02	12,134		0.21
Cumulative effect of a change in accounting principle	—		—	(428)		(0.01)	—		—

Net income (loss) available to partners	$80,233	59,006	$1.36	$172,088	58,374	$2.95	$4,268	58,317	$0.07

	For the years ended December 31,
	2005			2004			2003
		Wtd.	Per		Wtd.	Per		Wtd.	Per
	Income	Avg.	Unit	Income	Avg.	Unit	Income	Avg.	Unit
(in thousands, except per unit amounts)	(Loss)	Units	Amount	(Loss)	Units	Amount	(Loss)	Units	Amount

Diluted EPS -
Income before discontinued operations and cumulative effect of a change in accounting principle	$2,204	59,006		$195,083	58,374		$28,951	58,317
Series A Preferred Unit distributions	(23,963)			(23,723)			(18,225)
Series B Preferred Unit distributions	(8,075)			(8,075)			(8,075)
Effect of dilutive securities:
Unit options		- (1)			109			21

(Loss) income available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(29,834)	59,006	$(0.51)	$163,285	58,483	$2.79	$2,651	58,338	$0.04

Income from discontinued operations	5,025		0.09	11,501		0.20	19,033		0.33
Impairment charges related to real estate assets from discontinued operations	(75)		—	(3,511)		(0.06)	(29,550)		(0.51)
Gain on real estate from discontinued operations	105,117		1.78	1,241		0.02	12,134		0.21
Cumulative effect of a change in accounting principle	—		—	(428)		(0.01)	—		—

Net income (loss) available to partners	$80,233	59,006	$1.36	$172,088	58,483	$2.94	$4,268	58,338	$0.07

(1)	Share and unit options are not included because the effect of their conversion would be antidilutive to loss available to partners before discontinued operations and cumulative effect of a change in accounting principle.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The effect of the conversion of the Series A Convertible Cumulative Preferred Units are not included in the computation of Diluted EPS for the years ended December 31, 2005, 2004 and 2003, since the effect of the conversions are antidilutive.
     Supplemental Disclosure to Statements of Cash Flows

Supplemental disclosures of cash flow information:	For the years ended December 31,
(in thousands)	2005	2004	2003
Interest paid on debt	$137,472	$169,056	$153,916
Interest capitalized — Resort Residential Development	19,375	15,556	18,233
Interest capitalized — Resort/Hotel	898	294	34
Interest capitalized — Office	921	—	—
Additional interest paid in conjunction with cash flow hedges	1,292	10,608	19,278

Total interest paid	$159,958	$195,514	$191,461

Cash paid (received) for income taxes	$738	$8,364	$(7,215)

Supplemental schedule of non cash activities:

Joint venture of Office Properties’ debt	$158,350	$—	$—
Assumption of debt in conjunction with acquisitions of Office Property	—	139,807	48,713
Financed sale of land parcel	—	4,878	11,800
Financed purchase of land parcel	—	7,500	—

Supplemental schedule of 2004 consolidation of Elijah and 2003 consolidations of DBL, MVDC, HADC and GDW:

Net investment in real estate		$—	$(40,178)
Restricted cash and cash equivalents		—	—
Accounts receivable, net		(848)	(3,067)
Investments in unconsolidated companies		(2,478)	33,123
Notes receivable, net		4,363	(25)
Income tax asset — current and deferred, net		(274)	(3,564)
Other assets, net		—	(820)
Notes payable		—	312
Accounts payable, accrued expenses and other liabilities		—	14,047
Minority interest — consolidated real estate partnerships		(140)	11,746
Other comprehensive income, net of tax		139	—
Cumulative effect of a change in accounting principle		(428)	—

Increase in cash	N/A	$334	$11,574

3. SEGMENT REPORTING
     For purposes of segment reporting as defined in SFAS No. 131, we have four major investment segments based on property type: the Office Segment; the Resort Residential Development Segment; the Resort/Hotel Segment and the Temperature-Controlled Logistics Segment. Management utilizes this segment structure for making operating decisions and assessing performance.
     We use funds from operations, or FFO, as the measure of segment profit or loss. FFO, as used in this document, is based on the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, and means:
•	Net Income (Loss) — determined in accordance with GAAP;

•	excluding gains (losses) from sales of depreciable operating property;

•	excluding extraordinary items (as defined by GAAP);

•	plus depreciation and amortization of real estate assets; and

•	after adjustments for unconsolidated partnerships and joint ventures.
     We calculate FFO available to partners — diluted in the same manner, except that Net Income (Loss) is replaced by Net Income (Loss) Available to Partners.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. We consider FFO available to partners — diluted and FFO appropriate measures of performance for an operating partnership of an equity REIT and for its investment segments. However, FFO available to partners — diluted and FFO should not be considered as alternatives to net income determined in accordance with GAAP as an indication of our operating performance.
     Our measures of FFO available to partners — diluted and FFO may not be comparable to similarly titled measures of other operating partnerships of REITs because these operating partnerships may apply the definition of FFO in a different manner than we apply it.
     Selected financial information related to each segment for the three years ended December 31, 2005, 2004, and 2003, and total assets, consolidated property level financing, consolidated other liabilities and minority interests for each of the segments at December 31, 2005 and 2004, are presented in the following tables:

Selected Financial Information:	For the year ended December 31, 2005
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$377,337	$503,568	$142,618	$—	$—	$1,023,523
Total Property expense	199,272	432,620	111,277	—	—	743,169

Income from Property Operations	$178,065	$70,948	$31,341	$—	$—	$280,354

Total other income (expense)	(67,710)	(17,626)	(20,603)	234	(150,161)	(255,866)
Minority interests and income taxes	(4,058)	(13,399)	1,941	—	(6,768)	(22,284)
Discontinued operations —income, gain on real estate and impairment charges related to real estate assets	109,909	—	—	—	158	110,067

Net income (loss)	$216,206	$39,923	$12,679	$234	$(156,771)	$112,271

Depreciation and amortization of real estate assets	$103,958	$9,412	$18,021	$—	$—	$131,391
Gain on property sales, net	(102,373)	—	(141)	—	(289)	(102,803)
Adjustments for investment in unconsolidated companies	18,872	(5,467)	3,881	18,210	—	35,496
Series A Preferred unit distributions	—	—	—	—	(23,963)	(23,963)
Series B Preferred unit distributions	—	—	—	—	(8,075)	(8,075)

Adjustments to reconcile net income (loss) to funds from operations available to partners — diluted	$20,457	$3,945	$21,761	$18,210	$(32,327)	$32,046

Funds from operations available to partners—diluted	$236,663	$43,868	$34,440	$18,444	$(189,098)	$144,317 (3)

     See footnotes to the following table.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Financial Information:	For the year ended December 31, 2004
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$481,710	$311,197	$214,531	$—	$—	$1,007,438
Total Property expense	238,189	271,819	179,825	—	—	689,833

Income from Property Operations	$243,521	$39,378	$34,706	$—	$—	$317,605

Total other income (expense)	147,986	(17,826)	(24,777)	6,153	(239,455)	(127,919)
Minority interests and income taxes	(1,789)	(703)	8,306	—	(417)	5,397
Discontinued operations —income, gain on real estate and impairment charges related to real estate assets	3,109	(95)	7,177	—	(960)	9,231
Cumulative effect of a change in accounting principle	—	—	—	—	(428)	(428)

Net income (loss)	$392,827	$20,754	$25,412	$6,153	$(241,260)	$203,886

Depreciation and amortization of real estate assets	$124,857	$8,078	$23,775	$—	$56	$156,766
(Gain) loss on property sales, net	(263,308)	115	(4,209)	—	349	(267,053)
Adjustments for investment in unconsolidated companies	11,601	(228)	—	22,549	—	33,922
Series A Preferred unit distributions	—	—	—	—	(23,723)	(23,723)
Series B Preferred unit distributions	—	—	—	—	(8,075)	(8,075)

Adjustments to reconcile net income (loss) to funds from operations available to partners — diluted	$(126,850)	$7,965	$19,566	$22,549	$(31,393)	$(108,163)

Funds from operations available to partners—diluted	$265,977	$28,719	$44,978	$28,702	$(272,653)	$95,723 (3)

     See footnotes to the following table.

Selected Financial Information:	For the year ended December 31, 2003
		Resort		Temperature-
		Residential		Controlled
	Office	Development	Resort/Hotel	Logistics	Corporate
(in thousands)	Segment(1)	Segment	Segment	Segment	and Other(2)	Total
Total Property revenue	$472,003	$221,713	$206,074	$—	$—	$899,790
Total Property expense	231,254	197,491	167,666	—	—	596,411

Income from Property Operations	$240,749	$24,222	$38,408	$—	$—	$303,379

Total other income (expense)	(102,499)	91,716	(16,981)	2,172	(220,464)	(246,056)
Minority interests and income taxes	(344)	(36,182)	5,870	—	2,284	(28,372)
Discontinued operations —income, gain on real estate and impairment charges related to real estate assets	4,166	(705)	2,704	—	(4,548)	1,617

Net income (loss)	$142,072	$79,051	$30,001	$2,172	$(222,728)	$30,568

Depreciation and amortization of real estate assets	$122,302	$4,820	$23,666	$—	$—	$150,788
(Gain) loss on property sales, net	(11,890)	—	—	—	2,971	(8,919)
Adjustments for investment in unconsolidated companies	6,254	3,573	(2,544)	21,136	206	28,625
Series A Preferred unit distributions	—	—	—	—	(18,225)	(18,225)
Series B Preferred unit distributions	—		—	—	(8,075)	(8,075)

Adjustments to reconcile net income (loss) to funds from operations available to partners -diluted	$116,666	$8,393	$21,122	$21,136	$(23,123)	$144,194

Funds from operations available to partners — diluted	$258,738	$87,444	$51,123	$23,308	$(245,851)	$174,762 (3)

     See footnotes to the following table.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Resort		Temperature-
		Residential		Controlled	Corporate
	Office	Development	Resort/Hotel	Logistics	and
(in millions)	Segment	Segment	Segment	Segment	Other		Total
Total Assets by Segment: (4)
Balance at December 31, 2005(5)	$2,024	$969	$338	$162	$646	(6)	$4,139
Balance at December 31, 2004(5)	2,142	820	469	181	414	(6)	4,026
Consolidated Property Level Financing:
Balance at December 31, 2005	(851)	(143)	(59)	—	(1,206	) (6)	(2,259)
Balance at December 31, 2004	(942)	(84)	(111)	—	(1,015	) (6)	(2,152)
Consolidated Other Liabilities:
Balance at December 31, 2005	(117)	(287)	(28)	—	(39)		(471)
Balance at December 31, 2004	(108)	(196)	(47)	(2)	(57)		(410)
Minority Interests:
Balance at December 31, 2005	(15)	(32)	(7)	—	—		(54)
Balance at December 31, 2004	(9)	(34)	(6)	—	—		(49)

(1)	The property revenue includes lease termination fees (net of the write-off of deferred rent receivables) of approximately $11.2 million, $9.0 million and $9.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	For purposes of this Note, Corporate and Other includes the total of: income from investment land sales, net, interest and other income, corporate general and administrative expense, interest expense, amortization of deferred financing costs, extinguishment of debt, other expenses and equity in net income of unconsolidated companies-other and mezzanine investments.

(3)	2005 amount includes $26.9 million gain on sale of developed property of which $13.6 million is attributable to a promoted interest. Impairment charges and debt extinguishment charges related to the sale of real estate assets were $1.8 million, $47.5 million and $37.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Funds from operations available to partners — diluted, as adjusted to exclude impairment charges and debt extinguishment charges related to the sale of real estate assets was $146.1 million, $143.2 million and $212.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. We provide this additional information because management utilizes it, in addition to FFO available to partners — diluted, in making operating decisions and assessing performance, and because we believe that it also is useful to investors in assessing our operating performance.

(4)	Total assets by segment are inclusive of investments in unconsolidated companies.

(5)	Non-income producing land held for investment or development of $84.4 million and $67.5 million at December 31, 2005 and 2004, respectively, by segment is as follows: Office $24.3 million and $0.0 million, Resort Residential Development $9.6 million and $9.9 million, Resort/Hotel $7.3 million and $7.0 million and Corporate $43.2 million and $50.6 million, respectively.

(6)	Includes defeasance investments of $274.1 million and $175.9 million and mezzanine investments of $172.6 million and $22.0 million at December 31, 2004, respectively.

(7)	Inclusive of Corporate bonds, credit facility, Junior Subordinated Notes, the Funding I defeased debt, the Funding II defeased debt and Nomura Funding VI defeased debt.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. ACQUISITIONS
Asset Acquisitions
     The following table summarizes the office acquisitions that we made during the years ended December 31, 2005 and 2004:

Date			Purchase
(in millions)	Property	Location	Price
2005
February 7, 2005	Exchange Building — Class A Office Property	Seattle, Washington	$52.5 (1)
April 8, 2005	One Buckhead Plaza — Class A Office Property	Atlanta, Georgia	130.5 (2)
2004
Jan — May 2004	Hughes Center — Six Class A Office Properties, Seven Retail Parcels and 12.85 acres undeveloped land	Las Vegas, Nevada	203.6 (3)
March 31, 2004	Dupont Centre — Class A Office Property	Irvine, California	54.3 (4)
August 6, 2004	The Alhambra — Two Class A Office Properties	Miami, Florida	72.3 (5)
December 15, 2004	One Live Oak — Class A Office Property	Atlanta, Georgia	31.0 (1)
December 21, 2004	Fulbright Tower — Class A Office Property	Houston, Texas	101.0 (6)
December 29, 2004	Peakview Tower — Class A Office Property	Denver, Colorado	47.5 (1)

(1)	The acquisition was funded by a draw on our credit facility.

(2)	The acquisition was funded by an $85.0 million loan from Morgan Stanley and a draw on our credit facility. In June 2005, we contributed One Buckhead Plaza to Crescent One Buckhead Plaza, L.P., a limited partnership in which we have a 35% interest and Metzler US Real Estate Fund L.P. has a 65% interest.

(3)	The acquisition of the Office Properties was funded by the assumption of $85.4 million in mortgage loans and a portion of proceeds from the 2003 sale of the Woodlands entities. One of the Office Properties was owned through a joint venture in which we owned a 67% interest. In October 2005, we purchased the remaining 33% interest for approximately $3.1 million. The remaining Office Properties are wholly-owned.

(4)	The acquisition was funded by a draw on our credit facility. We subsequently placed a $35.5 million non-recourse first mortgage loan on the Property. The property is wholly-owned.

(5)	The acquisition was funded by the assumption of a $45.0 million loan from Wachovia Securities and a draw on our credit facility. The properties are wholly-owned.

(6)	The acquisition was funded by a $70.0 million loan from Morgan Stanley and a draw on our credit facility. In February 2005, we contributed Fulbright Tower to Crescent 1301 McKinney, L.P., a limited partnership in which we have a 23.85% interest, a fund advised by JP Morgan Fleming Asset Management has a 60% interest, and GE Asset Management has a 16.15% interest.
5. DISCONTINUED OPERATIONS
     In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as “Income from discontinued operations,” gain or loss on the assets sold or held for sale have been presented as “Gain on real estate from discontinued operations” and impairments on the assets sold or held for sale have been presented as “Impairment charges related to real estate assets from discontinued operations” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003. The carrying value of the assets held for sale has been reflected as “Properties held for disposition, net” in the accompanying Consolidated Balance Sheets as of December 31, 2005, and December 31, 2004. We consider a property as held for sale when we have met the criteria outlined in SFAS No. 144.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Asset Dispositions
Office Segment
     The following table presents the significant dispositions of Office Properties for the years ended December 31, 2005, 2004 and 2003:

							Net
(in millions)			Net				Gain
Date	Property	Location	Proceeds		Impairment		(Loss)(1)

2005
February 7, 2005	Albuquerque Plaza	Albuquerque, New Mexico	$34.7	(2)	$—		$1.6
August 16, 2005	Barton Oaks Plaza One	Austin, Texas	14.4	(2)	—		5.3
September 19, 2005	Chancellor Park	San Diego, California	55.4	(3)	—		31.9
September 28, 2005	Two Renaissance Square	Phoenix, Arizona	116.8	(2)	—		67.4
2004
March 23, 2004	1800 West Loop South	Houston, Texas	28.2	(3)	16.4	(4)	0.2
April 13, 2004	Liberty Plaza	Dallas, Texas	10.8	(3)	4.3	(4)	(0.2)
June 17, 2004	Ptarmigan Place	Denver, Colorado	25.3	(2)	0.6	(5)	(2.4)
June 29, 2004	Addison Tower	Dallas, Texas	8.8	(3)	—		0.2
July 2, 2004	5050 Quorum	Dallas, Texas	8.9	(3)	1.0	(5)	(0.2)
July 29, 2004	12404 Park Central	Dallas, Texas	9.3	(2)	4.6	(6)	—
2003
December 15, 2003	Las Colinas Plaza	Dallas, Texas	20.6		—		14.5
December 31, 2003	Woodlands Office	Houston, Texas(7)	15.0		—		(2.3)

(1)	The line item “Gain on real estate from discontinued operations” for the year ended December 31, 2005, includes $1.1 million of expense related to the write-off of capitalized internal leasing costs related to prior period dispositions.

(2)	Proceeds were used to pay down a portion of the Bank of America Fund XII Term Loan.

(3)	Proceeds were used primarily to pay down our credit facility.

(4)	Impairment was recognized during the year ended December 31, 2003.

(5)	Impairment was recognized during the year ended December 31, 2004.

(6)	Of the $4.6 million in impairment recorded, $3.4 million was recorded during the year ended December 31, 2003, and $1.2 million was recorded during the year ended December 31, 2004.

(7)	The sale included our four remaining Office Properties in The Woodlands. These properties were held through Woodlands Office Equities — ‘95 Limited Partnership, or WOE, which was owned 75% by us and 25% by the Woodlands Commercial Properties Company, L.P.
Resort Residential Development Segment
     On September 14, 2004, we completed the sale of the Breckenridge Commercial Retail Center in Breckenridge, Colorado. The sale generated proceeds, net of selling costs and repayment of debt, of $1.5 million, and a net loss of $0.1 million, net of income tax. We previously recorded an impairment charge of approximately $0.7 million, net of minority interests and income tax, during the year ended December 31, 2003. The proceeds from the sale were used primarily to pay down our credit facility.
Resort / Hotel Segment
     On October 19, 2004, we completed the sale of the Hyatt Regency Hotel in Albuquerque, New Mexico. The sale generated proceeds, net of selling costs, of $32.2 million and a net gain of $4.2 million. This property was wholly-owned. The proceeds were used to pay down $26.0 million of our Bank of America Fund XII Term Loan and the remainder was used to pay down our credit facility.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Properties Held for Disposition
Resort/Hotel Segment
     During the year ended December 31, 2005, we determined the Denver Marriott City Center was no longer held for sale due to the Hotel Property no longer being actively marketed for sale as a result of changes in market conditions. The Property has been reclassified from “Properties held for disposition, net” to “Buildings and improvements, net of accumulated depreciation” and “Furniture, fixtures and equipment, net of accumulated depreciation” in the Consolidated Balance Sheets with a net book value of $44.9 million at March 31, 2005. In addition, approximately $1.4 million has been reclassified from “Income from discontinued operations” to “Resort/Hotel Property revenue,” “Resort/Hotel Property expenses” and “Taxes” in the Consolidated Statements of Operations. Depreciation expense has been adjusted by approximately $4.4 million, the amount that would have been recognized had the Property been continuously classified as held and used.
Summary of Assets Held for Sale
     The following table indicates the major classes of assets of the Properties held for sale as of the years ended December 31, 2005 and 2004.

	December 31,	December 31,
(in thousands)	2005 (1)	2004(2)
Land	$—	$3,330
Buildings and improvements	4,123	138,523
Furniture, fixtures and equipment	—	15
Accumulated depreciation	(44)	(32,676)
Other assets, net	58	8,207

Net investment in real estate	$4,137	$117,399

(1)	Includes other assets.

(2)	Includes four Office Properties and other assets.
     The following tables present income, impairment charges and gain (loss) on sale for the years ended December 31, 2005, 2004 and 2003, for properties included in discontinued operations.

(in thousands)	2005	2004	2003
Total revenues	$13,343	$44,602	$74,659
Operating and other expenses	(5,729)	(26,340)	(38,647)
Depreciation and amortization	(2,589)	(6,761)	(16,979)

Income from discontinued operations	$5,025	$11,501	$19,033

(in thousands)	2005	2004	2003
Impairment charges related to real estate assets from discontinued operations	$(75)	$(3,511)	$(29,550)

(in thousands)	2005	2004	2003
Gain on real estate from discontinued operations	$105,117	$1,241	$12,134

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. OTHER TRANSACTIONS
Office Segment
Significant Tenant Lease Termination
     In June 2005, we entered into an agreement with our largest office tenant, El Paso Energy Services Company and certain of its subsidiaries, which will terminate El Paso’s leases relating to a total of 888,000 square feet at Greenway Plaza in Houston, Texas effective December 31, 2007. Under the agreement, El Paso is required to pay us $65.0 million in termination fees in periodic installments through December 31, 2007, and $62.0 million in rent according to the original lease terms from July 1, 2005, through December 31, 2007. Original expirations for the space ranged from 2007 through 2014. The $65.0 million lease termination fee, net of the approximately $23.0 million deferred rent receivable balance, will be recognized ratably to income over the period July 1, 2005, through December 31, 2007. In December 2005, we collected the first installment of the lease termination fee in the amount of $10.0 million. As of December 31, 2005, El Paso was current on all rental obligations.
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
     Included in the terms of this transaction was a provision which provided Lehman the unconditional right to require us to purchase Lehman’s interest in FP Investors for an agreed upon fair value of $79.9 million at any time until November 30, 2004. For GAAP purposes, under SFAS No. 66, this unconditional right, or contingency, results in the transaction requiring accounting associated with a financing transaction. As a result, no gain was recorded on the transaction. We paid 99.9% of the distributable funds from the Office Property to Lehman, which was recorded in the “Interest expense” line item in our Consolidated Statements of Operations. As a result of the joint venture of this property on November 23, 2004, Lehman’s unconditional right to required us to repurchase Lehman’s interest in FP Investors was terminated and the $79.9 million obligation was repaid. As a result of the November 23, 2004 transaction, we determined it was appropriate for the June 28, 2004 transaction to be reported as a financing transaction for tax purposes.
Resort Residential Development Segment
     During the year ended December 31, 2004, the Sonoma Club was demolished in order to begin construction on a new clubhouse. Accordingly, we recorded an impairment charge of approximately $2.5 million, net of income tax, included in the “Impairment charges related to real estate assets” line item in the accompanying Consolidated Statements of Operations.
     On December 31, 2003, we sold all of our interests in the Woodlands entities, to a subsidiary of the Rouse Company. The interests we sold consist of:
•	a 52.5% economic interest, including a 10% earned promotional interest, in the Woodlands Land Development Company, L.P., or WLDC, the partnership through which we owned our interest in The Woodlands residential development property, and a promissory note due in 2007 in the original principal amount of $10.6 million from WLDC;

•	a 75% interest in Woodlands Office Equities — ‘95 Limited Partnership, the partnership through which we owned our interests in four office properties located in The Woodlands;

•	a 52.5% economic interest, including a 10% earned promotional interest, in Woodlands CPC; and

•	a 52.5% economic interest, including a 10% earned promotional interest, in The Woodlands Operating Company, L.P.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Total consideration to us for the sale of our interests in the Woodlands entities was $387.0 million, consisting of approximately $202.8 million in cash and approximately $184.2 million in assumption of debt by the purchaser. We received approximately $18.0 million of the $202.8 million cash component prior to closing in the form of partnership distributions net of working capital adjustments. The debt represents 52.5% of the debt of the unconsolidated partnerships through which we owned our interests in the Woodlands entities. The sale resulted in a net gain of approximately $83.9 million, $49.2 million net of tax, to us. We allocated $15.0 million of the total consideration, which generated a $2.3 million net loss included in “Gain on real estate from discontinued operations” in our Consolidated Statements of Operations, to the sale of our interest in Woodland’s Office Equities — ‘95 Limited Partnership, which had four remaining office properties. These Office Properties were consolidated and included in our Office Segment and were classified as held for sale. The remaining $86.2 million gain is included in “Income from sale of investment in unconsolidated company” in our Consolidated Statements of Operations for the year ended December 31, 2003.
Undeveloped Land Sales
     The following table presents the significant dispositions of undeveloped land for the years ended December 31, 2005, 2004 and 2003 including location of the land, the acreage, net proceeds received and net gain on sale included in the “Income from investment land sales” line item in the Consolidated Statements of Operations.

(dollars in millions)			Net
Date	Location	Acreage	Proceeds		Net Gain
2005
March 31, 2005	Houston, Texas	1.58	$5.8	(1)	$3.5
June 30, 2005	Houston, Texas	1.43	6.1	(1)	4.1
2004
June 17, 2004	Denver, Colorado	3.0	2.9		0.9
August 16, 2004	Houston, Texas	2.5	6.4	(2)	7.6
November 12, 2004	Monterey, California	72.7	1.0		0.7
December 17, 2004	Houston, Texas	5.3	22.3		8.3
December 23, 2004	Houston, Texas	5.7	4.0		1.4
2003
April 24, 2003	Dallas, Texas	0.5	0.3		0.3
May 15, 2003	Coppell, Texas	24.8	3.0		1.1
June 27, 2003	Houston, Texas	3.5	2.1	(3)	8.9
September 30, 2003	Houston, Texas	3.1	5.3		2.8

(1)	The proceeds were used primarily to pay down our credit facility.

(2)	In addition to the $6.4 million net cash proceeds, we also received a note receivable of $5.6 million. The note provides for payments of principal of $0.5 million due in December 2004, annual installments of $1.0 million each due August 2005 through August 2008 and $1.1 million due at maturity in August 2009 and does not bear interest.

(3)	This sale also generated a note receivable in the amount of $11.8 million, with annual installments of principal and interest payments June 27, 2004, through maturity on June 27, 2010. The principal payment amounts are calculated based upon a 20-year amortization and the interest rate is 4% for the first two years and thereafter the prime rate, as defined in the note, through maturity.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. JOINT VENTURES
Office Segment
2005 Transactions
Fulbright Tower
     On February 24, 2005, we contributed Fulbright Tower, subject to the Morgan Stanley Mortgage Capital Inc. Note of $73.4 million, and an adjacent parking garage, to Crescent 1301 McKinney, L.P., a limited partnership in which we have a 23.85% interest, a fund advised by JPMorgan Asset Management, or JPM, has a 60% interest and GE Asset Management, or GE, has a 16.15% interest. The property was valued at $106.0 million and the transaction generated net proceeds to us of approximately $33.4 million which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.5 million. None of the mortgage financing at the joint venture level is guaranteed by us. We manage this property on behalf of the joint venture. We account for our interest in Crescent 1301 McKinney, L.P. under the equity method.
2211 Michelson
     On June 9, 2005, we entered into a joint-venture arrangement, Crescent Irvine, LLC, with an affiliate of Hines. The joint venture purchased a land parcel located in the John Wayne submarket in Irvine, California, for $12.0 million. In addition, we have committed to co-develop a 265,000 square-foot Class A office property on the acquired site. Hines owns a 60% interest and we own a 40% interest in the joint venture. The initial cash equity contribution to the joint venture was $12.2 million, of which our portion was $4.9 million. Development is expected to begin in the first quarter of 2006. We account for our interest in Crescent Irvine, LLC under the equity method.
One Buckhead Plaza
     On June 29, 2005, we contributed One Buckhead Plaza, subject to the Morgan Stanley Note of $85.0 million, to Crescent One Buckhead Plaza, L.P., a limited partnership in which we have a 35% interest and Metzler US Real Estate Fund L.P. has a 65% interest. The property was valued at $130.5 million and the transaction generated net proceeds to us of approximately $28.1 million, which were used to pay down our credit facility. The joint venture was accounted for as a partial sale of the Office Property, resulting in a net gain of approximately $0.4 million. None of the mortgage financing at the joint venture level is guaranteed by us. We manage the property on behalf of the joint venture. We account for our interest in Crescent One Buckhead Plaza, L.P. under the equity method.
Paseo del Mar
     On September 21, 2005, we entered into a joint venture arrangement, Crecent-JMIR Paseo Del Mar LLC, with JMI Realty. The joint venture has committed to co-develop a 233,000 square-foot, three-building office complex in the Del Mar Heights submarket of San Diego, California. The joint venture is structured such that we own an 80% interest and JMI Realty owns the remaining 20% interest. In connection with the joint venture, Crescent-JMIR Paseo Del Mar LLC entered into a maximum $53.1 million construction loan with Guaranty Bank. Affiliates of JMI Realty manage the joint venture, guarantee the loan, and have provided a completion guarantee to the joint venture. The initial cash equity contribution to the joint venture was $28.6 million, of which our portion was $22.9 million. The development, which is currently underway, is scheduled for delivery in the third quarter of 2006. Upon completion, we will manage the property on behalf of the joint venture. We consolidate Crescent-JMIR Paseo Del Mar LLC.
Five Houston Center
     On December 20, 2005, we completed the sale of Five Houston Center on behalf of Crescent 5 Houston Center, L.P., the joint venture which was owned 75% by a fund advised by JPM, and 25% by us. The sale generated proceeds, net of selling costs, of approximately $164.6 million and a net gain of approximately $68.0 million. Our share of the net gain, including a promoted interest of approximately $13.6 million, was approximately $29.9 million. Our share of the proceeds was approximately $32.3 million, which was used to pay down our credit facility.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2004 Transactions
The Crescent, Houston Center and Post Oak Central
     On November 10, 2004, we contributed nine of our office properties to a limited partnership in which we initially had a 40% interest and a fund advised by JP Morgan Fleming Asset Management, or JPM, has a 60% interest. The office properties contributed to the partnership are The Crescent (two Office Properties) in Dallas, Texas and Houston Center (four Office Properties) and Post Oak Central (three Office Properties), both in Houston, Texas. The Office Properties were valued at $897.0 million. This transaction generated net proceeds of approximately $290.0 million after the pay off of the JP Morgan Mortgage Note, pay down of a portion of the Fleet Fund I Term Loan and defeasance of a portion of LaSalle Note I. The joint venture was accounted for as a partial sale of the Office Properties, resulting in a net gain of approximately $194.1 million. On December 23, 2004, an affiliate of General Electric Pension Fund, which we refer to as GE, purchased a 16.15% interest in the partnership from us, reducing our ownership interest to 23.85%. This transaction generated net proceeds of approximately $49.0 million and a net gain of $56.7 million. The net proceeds from both transactions were used to pay off the remaining portion of the Fleet Fund I Term Loan and pay down our credit facility. We incurred debt pre-payment penalties of approximately $35.0 million relating to the early extinguishment of the JP Morgan Mortgage Note and the partial defeasance of LaSalle Note I, which is reflected in the “Extinguishment of debt” line item in the Consolidated Statements of Operations. For the year ended December 31, 2005, we recorded an adjustment in the “(Loss) gain on joint venture of properties, net” line item in the Consolidated Statements of Operations related to the write-off of capitalized internal leasing costs related to this joint venture.
Fountain Place and Trammell Crow Center
     On November 23, 2004, we contributed two of our office properties to a limited partnership in which we have a 23.85% interest and a fund advised by JPM has a 76.15% interest. The two office properties contributed to the partnership are Fountain Place and Trammell Crow Center, both in Dallas, Texas. The Office Properties were valued at $320.5 million. This transaction generated net proceeds of approximately $71.5 million after the pay off of the Lehman Capital Note. The joint venture was accounted for as a partial sale of the Office Properties, resulting in a net gain of approximately $14.9 million. The net proceeds from this transaction were used to pay down a portion of our credit facility. For the year ended December 31, 2005, we recorded an adjustment in the “(Loss) gain on joint venture of properties, net” line item in the Consolidated Statements of Operations related to the write-off of capitalized internal leasing costs related to this joint venture.
     As a result of GE’s purchase of an interest in the first partnership, GE serves along with us as general partner, and we serve as the sole and managing general partner of the second partnership. Each of the Office Properties contributed to the partnerships is owned by a separate limited partnership. Each of those property partnerships (excluding Trammell Crow Center) has entered into a separate leasing and management agreement with us, and, in the case of Trammell Crow Center, the property partnership also has entered into a management oversight agreement and a mortgage servicing agreement with us. We have no commitment to reinvest the cash proceeds back into the joint ventures. None of the mortgage financing at the joint-venture level is guaranteed by us. We account for our interest in these partnerships as unconsolidated equity investments.
Resort Residential Development Segment
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

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Resort/Hotel Segment
Canyon Ranch
     On January 18, 2005, we contributed Canyon Ranch Tucson, our 50% interest and our preferred interest in CR Las Vegas, LLC and our 30% interest in CR License, L.L.C., CR License II, L.L.C., CR Orlando LLC and CR Miami LLC, to two newly formed entities, CR Spa, LLC and CR Operating, LLC. In exchange, we received a 48% common equity interest in each new entity. The remaining 52% interest in these entities is held by the founders of Canyon Ranch, who contributed their interests in CR Las Vegas, LLC, CR License II, L.L.C., CR Orlando LLC and CR Miami LLC and the resort management contracts. In addition, we sold Canyon Ranch Lenox to a subsidiary of CR Operating, LLC. The founders of Canyon Ranch sold their interest in CR License, L.L.C. to a subsidiary of CR Operating, LLC. As a result of these transactions, the new entities own the following assets: Canyon Ranch Tucson, Canyon Ranch Lenox, Canyon Ranch SpaClub at the Venetian Resort in Las Vegas, Canyon Ranch SpaClub on the Queen Mary 2 ocean liner, Canyon Ranch Living Community in Miami, Florida, Canyon Ranch SpaClub at The Gaylord Palms Resort in Kissimmee, Florida, and the Canyon Ranch trade names and trademarks.
     In addition, the newly formed entities completed a private placement of Mandatorily Redeemable Convertible Preferred Membership Units for aggregate gross proceeds of approximately $110.0 million. In this private placement, Richard E. Rainwater, Chairman of Crescent’s Board of Trust Managers, and certain of his family members purchased approximately $27.1 million of these units on terms identical to those extended to all other investors. The units are convertible into a 25% common equity interest in CR Spa, LLC and CR Operating, LLC and pay distributions at the rate of 8.5% per year in years one through seven, and 11% in years eight through ten. At the end of ten years, or upon earlier redemption, the holders of the units are entitled to receive a premium in an amount sufficient to result in a cumulative return of 11% per year. The units are redeemable after seven years at the option of the issuer. Also on January 18, 2005, the new entities completed a $95.0 million financing with Bank of America. The loan has an interest-only term until maturity in February 2015, bears interest at 5.94% and is secured by the Canyon Ranch Tucson and Canyon Ranch Lenox Destination Resort Properties. As a result of these transactions, we received proceeds of approximately $91.9 million, which was used to pay down or defease debt related to our previous investment in the Properties and to pay down our credit facility. No gain or loss was recorded in connection with the above transactions. Following these transactions, we account for our interests in CR Spa, LLC and CR Operating, LLC under the equity method.
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
Other Segment
Redtail Capital Partners, L.P.
     On May 10, 2005, we entered into an agreement with Capstead Mortgage Corporation pursuant to which we formed a joint venture, Redtail Capital Partners, L.P., to invest up to $100.0 million in select mezzanine loans on commercial real estate over a two-year period. The Redtail Capital Partners joint venture agreement also provides that we and Capstead may form a second joint venture to invest up to an additional $100.0 million in equity. Capstead is committed to 75% of the capital of the second joint venture, or up to $75.0 million, and we are committed to 25%, or up to $25.0 million. We will be responsible for identifying investment opportunities and managing the portfolios and will earn a management fee and incentives based on portfolio performance. A wholly-owned subsidiary of this joint venture has a $225.0 million warehouse borrowing facility in the form of a repurchase agreement. Borrowings under the warehouse facility are secured by the subsidiary’s financed participation interests and mezzanine loans, and guaranteed by the joint venture. Total investments of the joint venture in mezzanine loans, assuming leverage, could be as much as $325.0 million. As of December 31, 2005, we have made capital contributions of $2.3 million. We account for our interest in Redtail Capital Partners, L.P. under the equity method.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. MEZZANINE INVESTMENTS
     The following table presents our significant investments in mezzanine loans as of December 31, 2005. These loans are reflected in the “Notes receivable, net” line item in the consolidated financial statements. Mezzanine loans are loans that are subordinate to a conventional first mortgage loan and senior to the borrower’s equity in a transaction. These loans may be in the form of a junior participating interest in the senior debt or in the form of loans to the direct or indirect parent of the property owner secured by pledges of ownership interests in entities that directly or indirectly control the real property or subordinated loans secured by second mortgage liens on the property.

	Outstanding
(in millions)	Loan			Maturity	Interest Rate at	Fixed/
Date	Amount		Investment	Date	December 31, 2005	Variable
November 9, 2004	$22.0	(1)	Los Angeles Office Property	2006	13.62%	Variable
February 7, 2005	17.3	(2)	New York City Office Property	2007	12.05%	Variable
March 31, 2005	33.0	(3)	Orlando Resort	2008	12.00%	Fixed
May 31, 2005	20.0	(4)	Los Angeles Office Property	2007	12.59%	Variable
June 9, 2005	12.0	(5)	Dallas Office Property	2007	12.87%	Variable
August 31, 2005	7.7	(6)	Three Dallas Office Properties	2010	11.04%	Fixed
November 16, 2005	25.0	(7)	Los Angeles Office Property	2007	8.87%	Variable
November 16, 2005	15.0	(8)	Two Luxury Hotel Properties in California	2007	15.37%	Variable
December 30, 2005	20.7	(9)	Office Portfolio in Southeastern U.S.	2007	11.23%	Variable

(1)	The loan bears interest at LIBOR plus 925 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to four six-month extension options.

(2)	On February 1, 2006, the loan was repaid in full.

(3)	Outstanding amount excludes $0.1 million of unamortized premium. On February 24, 2006, the loan was repaid in full.

(4)	The loan bears interest at LIBOR plus 825 basis points with an interest-only term until maturity, subject to the right of the borrower to two six-month extensions and a third extension ending December 1, 2008.

(5)	The loan bears interest at LIBOR plus 850 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

(6)	The loan has an interest-only term through September 2007. Beginning October 2007, the borrower must make principal payments based on a 30-year amortization schedule until maturity. We determined that the entity to which the loan was funded is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the loan.

(7)	The loan bears interest at LIBOR plus 453 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to three six-month extension options. The office property securing our investment is the same property securing our May 31, 2005, investment. We determined that the entity to which the loan was funded is a VIE under FIN 46R of which we are not the primary beneficiary; therefore, we do not consolidate the entity. Our maximum exposure to loss is limited to the amount of the combined loans.

(8)	The loan bears interest at LIBOR plus 1100 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to five one-year extension options.

(9)	The loan bears interest at LIBOR plus 685 basis points with an interest-only term until maturity, subject to the right of the borrower to extend the loan pursuant to three one-year extension options.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. TEMPERATURE-CONTROLLED LOGISTICS
     As of December 31, 2005, the Temperature-Controlled Logistics Segment consisted of our 31.7% interest in AmeriCold. AmeriCold operates 101 facilities, of which 84 are wholly-owned, one is partially-owned and sixteen are managed for outside owners. We account for our interest in AmeriCold as an unconsolidated equity investment.
     On November 18, 2004, Vornado Crescent Portland Partnership, or VCPP, the partnership through which we owned our 40% interest in AmeriCold, sold a 20.7% interest in AmeriCold to The Yucaipa Companies for $145.0 million, resulting in a gain of approximately $12.3 million, net of transaction costs, to us. Yucaipa may earn a promote of up to 20% of the increase in value of AmeriCold through December 31, 2007. Our portion of the promote is payable out of the proceeds from a future sale of our interest in AmeriCold subject to certain limitations.
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
     On November 4, 2004, AmeriCold purchased 100% of the ownership interests in its tenant, AmeriCold Logistics, for approximately $47.7 million. The purchase was funded by a contribution from AmeriCold’s owner, VCPP, which funded its contribution through a loan from Vornado. Prior to the consummation of this transaction, AmeriCold Logistics leased the Temperature-Controlled Logistics Properties from AmeriCold under three triple-net master leases. Under the terms of the leases, AmeriCold Logistics was permitted to defer a portion of the rent payable to AmeriCold. As of November 4, 2004, AmeriCold’s deferred rent balance from AmeriCold Logistics was $125.1 million, of which our portion was $50.0 million. For each of the years ended December 31, 2004 and 2003, we recognized rental income from AmeriCold Logistics when earned and collected and, accordingly, did not recognize any of the rent deferred during those years as equity in net income of AmeriCold. In connection with the purchase of AmeriCold Logistics by AmeriCold, the leases were terminated and all deferred rent was cancelled.
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

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INVESTMENTS IN UNCONSOLIDATED COMPANIES
     The following is a summary of our ownership in significant unconsolidated joint ventures and investments as of December 31, 2005.

Our Ownership
as of December 31,
Entity	Classification	2005
Main Street Partners, L.P.	Office (Bank One Center – Dallas)	50.0% (1)
Crescent Irvine, LLC	Office (2211 Michelson Office Development – Irvine)	40.0% (2)
Crescent Miami Center, LLC	Office (Miami Center – Miami)	40.0% (3) (4)
Crescent One Buckhead Plaza, L.P.	Office (One Buckhead Plaza – Atlanta)	35.0% (5) (4)
Crescent POC Investors, L.P.	Office (Post Oak Central – Houston)	23.9% (6) (4)
Crescent HC Investors, L.P.	Office (Houston Center – Houston)	23.9% (6) (4)
Crescent TC Investors, L.P.	Office (The Crescent – Dallas)	23.9% (6) (4)
Crescent Ross Avenue Mortgage Investors, L.P.	Office (Trammell Crow Center, Mortgage – Dallas)	23.9% (7) (4)
Crescent Ross Avenue Realty Investors, L.P.	Office (Trammell Crow Center, Ground Lessor – Dallas)	23.9% (7) (4)
Crescent Fountain Place, L.P.	Office (Fountain Place – Dallas)	23.9% (7) (4)
Crescent Five Post Oak Park L.P.	Office (Five Post Oak – Houston)	30.0% (8) (4)
Crescent One BriarLake Plaza, L.P.	Office (BriarLake Plaza – Houston)	30.0% (9) (4)
Crescent 1301 McKinney, L.P.	Office (Fulbright Tower – Houston)	23.9% (10) (4)
Austin PT BK One Tower Office Limited Partnership	Office (Bank One Tower – Austin)	20.0% (11) (4)
Houston PT Three Westlake Office Limited Partnership	Office (Three Westlake Park – Houston)	20.0% (11) (4)
Houston PT Four Westlake Office Limited Partnership	Office (Four Westlake Park – Houston)	20.0% (11) (4)
AmeriCold Realty Trust	Temperature-Controlled Logistics	31.7% (12)
CR Operating, LLC	Resort/Hotel	48.0% (13)
CR Spa, LLC	Resort/Hotel	48.0% (13)
Blue River Land Company, L.L.C.	Other	50.0% (14)
EW Deer Valley, L.L.C.	Other	41.7% (15)
SunTx Fulcrum Fund, L.P. (SunTx)	Other	28.7% (16)
Redtail Capital Partners, L.P. (Redtail)	Other	25.0% (17) (4)
Fresh Choice, LLC	Other	40.0% (18)
G2 Opportunity Fund, L.P. (G2)	Other	12.5% (19)

(1)	The remaining 50% interest is owned by Trizec Properties, Inc.

(2)	The remaining 60% interest is owned by an affiliate of Hines. Crescent Irvine, LLC acquired a parcel of land to develop a 260,000 square foot Class A Office Property.

(3)	The remaining 60% interest is owned by an affiliate of a fund managed by JPM.

(4)	We have negotiated performance based incentives, which we refer to as promoted interests, that allow for additional equity to be earned if return targets are exceeded.

(5)	The remaining 65% interest is owned by Metzler US Real Estate Fund, L.P.

(6)	Each limited partnership is owned by Crescent Big Tex I, L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(7)	Each limited partnership is owned by Crescent Big Tex II, L.P., which is owned 76.1% by a fund advised by JPM.

(8)	The remaining 70% interest is owned by an affiliate of GE.

(9)	The remaining 70% interest is owned by affiliates of JPM.

(10)	The partnership is owned by Crescent Big Tex III L.P., which is owned 60% by a fund advised by JPM and 16.1% by affiliates of GE.

(11)	The remaining 80% interest is owned by an affiliate of GE.

(12)	Of the remaining 68.3% interest, 47.6% is owned by Vornado Realty, L.P. and 20.7% is owned by The Yucaipa Companies.

(13)	The remaining 52% interest is owned by the founders of Canyon Ranch. CR Spa, LLC operates three resort spas which offer guest programs and services and sells Canyon Ranch branded skin care products exclusively at the destination health resorts and the resort spas. CR Operating, LLC operates and manages the two Canyon Ranch destination health resorts, Tucson and Lenox, and collaborates with select real estate developers in developing residential lifestyle communities.

(14)	The remaining 50% interest is owned by parties unrelated to us. Blue River Land Company, L.L.C. was formed to acquire, develop and sell certain real estate property in Summit County, Colorado.

(15)	The remaining 58.3% interest is owned by parties unrelated to us. EW Deer Valley, L.L.C. was formed to acquire, hold and dispose of its 3.3% ownership interest in Empire Mountain Village, L.L.C. Empire Mountain Village, L.L.C. was formed to acquire, develop and sell certain real estate property at Deer Valley Ski Resort next to Park City, Utah.

(16)	Of the remaining 71.3%, approximately 39.6% is owned by SunTx Capital Partners, L.P. and the remaining 31.7% is owned by a group of individuals unrelated to us. Of our limited partnership interest in SunTx, 6.5% is through an unconsolidated investment in SunTx Capital Partners, L.P., the general partner of SunTx. SunTx Fulcrum Fund, L.P.’s objective is to invest in a portfolio of entities that offer the potential for substantial capital appreciation.

(17)	The remaining 75% interest is owned by Capstead Mortgage Corporation. Redtail was formed to invest up to $100 million in equity in select mezzanine loans on commercial real estate over a two-year period.

(18)	The remaining 60% interest is owned by Cedarlane Natural Foods, Inc. Fresh Choice is a restaurant owner, operator and developer.

(19)	G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments. The remaining 87.5% interest is owned by Goff-Moore Strategic Partners, L.P., or GMSPLP, and by parties unrelated to us. G2 is managed and controlled by an entity that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation, or GMACCM. The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of Crescent’s Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of Crescent’s Board of Trust Managers and Chief Executive Officer and our sole director and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties. Our investment balance at December 31, 2005, was approximately $0.9 million. In 2005 we received cash distributions of approximately $19.4 million, bringing total distributions to approximately $41.8 million on an initial investment of $24.2 million.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fresh Choice
     On November 16, 2005, the Bankruptcy Court entered an order approving the First Amended Joint Plan of Reorganization of Fresh Choice, LLC, or Fresh Choice, jointly proposed by us, Cedarlane Natural Foods, Inc., or Cedarlane, and the Official Committee of Unsecured Creditors appointed in the bankruptcy filing. The Plan became effective on December 21, 2005. Pursuant to the Plan, we and Cedarlane acquired 100% of the new equity interest in Fresh Choice. Our portion of the new capital investment was 40% of $3.0 million, or $1.2 million. In addition, we and Cedarlane entered into a loan agreement for up to $3.0 million, of which $2.0 million was funded in December 2005. The loan matures in January 2010. Also, as part of the Plan, Fresh Choice obtained new financing with GE Capital Franchise Financing Corporation of $5.0 million, of which 50% is guaranteed by us and Cedarlane in proportion to respective ownership interests. The unsecured creditors agreed to accept payment in the form of a two year non-interest bearing note of $2.5 million. Following these transactions, we account for our interests in Fresh Choice under the equity method. At December 31, 2005, our investment balance in Fresh Choice was $6.2 million, which included $4.0 million of Series B Preferred Stock.
Impairment of Unconsolidated Investment
HBCLP, Inc.
     On December 31, 2003, we executed an agreement with HBCLP, Inc., pursuant to which we surrendered 100% of our investment in HBCLP, Inc. and released HBCLP, Inc. from its note obligation to us in exchange for cash of $3.0 million and other assets valued at approximately $8.7 million, resulting in an impairment charge of approximately $6.5 million reflected in “Impairment charges related to real estate assets” in our Consolidated Statements of Operations.
Summary Financial Information
     We report our share of income and losses based on our ownership interest in our respective equity investments, adjusted for any preference payments. The unconsolidated entities that are included under the headings on the following tables are summarized below.
     Balance Sheets as of December 31, 2005:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC ; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx, SunTx Capital Partners, L.P., Redtail, Fresh Choice, LLC and G2.
     Balance Sheets as of December 31, 2004:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Statements of Operations for the year ended December 31, 2005:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Crescent Irvine, LLC, Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P., Crescent Big Tex III, L.P. and Crescent One Buckhead Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Realty Trust;

•	Resort/Hotel – This includes CR Operating, LLC and CR Spa, LLC; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., SunTx, SunTx Capital Partners, L.P., Redtail, Fresh Choice, LLC and G2.
Summary Statements of Operations for the year ended December 31, 2004:
•	Office – This includes Crescent Big Tex I, L.P., Crescent Big Tex II, L.P., Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P. and Crescent One BriarLake Plaza, L.P.;

•	Temperature-Controlled Logistics – This includes AmeriCold Reality Trust, Vornado Crescent Portland Partnership and VCQ; and

•	Other – This includes Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P., SunTx Capital Partners, L.P. and G2.
Summary Statements of Operations for the year ended December 31, 2003:
•	Office – This includes Main Street Partners, L.P., Houston PT Three Westlake Office Limited Partnership, Houston PT Four Westlake Office Limited Partnership, Austin PT BK One Tower Office Limited Partnership, Crescent 5 Houston Center, L.P., Crescent Miami Center, LLC, Crescent Five Post Oak Park L.P., Crescent One BriarLake Plaza, L.P. and Woodlands Commercial Properties Company, L.P.;

•	Temperature-Controlled Logistics – This includes the Vornado Crescent Portland Partnership and VCQ;

•	The Woodlands Land Development Company, L.P.; and

•	Other – This includes Manalapan Hotel Partners, L.L.C., Blue River Land Company, L.L.C., EW Deer Valley, L.L.C., CR License, L.L.C., CR License II, L.L.C., the Woodlands Operating Company, L.P., Canyon Ranch Las Vegas, L.L.C., SunTx Fulcrum Fund, L.P. and G2.
Balance Sheets:

	As of December 31, 2005
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Resort/Hotel	Other(1)	Total
Real estate, net	$1,995,719	$1,122,155	$106,898	$—
Cash	71,361	25,418	52,688	2,206
Restricted Cash	36,120	61,367	—	392
Other assets	148,136	163,925	11,643	117,358

Total assets	$2,251,336	$1,372,865	$171,229	$119,956

Notes payable	$1,244,499	$765,640	$95,000	$—
Other liabilities	104,892	109,161	27,781	289
Preferred membership units	—	—	104,192	—
Equity	901,945	498,064	(55,744)	119,667

Total liabilities and equity	$2,251,336	$1,372,865	$171,229	$119,956

Our share of unconsolidated debt	$348,663	$242,708	$45,600	$9,942	$646,913

Our investments in unconsolidated companies	$178,440	$162,439	$6,200	$46,456	$393,535

(1)	Summarized financial information for G2 and SunTx is based on the latest financial statements that were practicable to obtain. As of December 31, 2005, our investments in unconsolidated companies includes $27.8 million for SunTx and $0.9 million for G2.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets:

	As of December 31, 2004
		Temperature-
		Controlled
(in thousands)	Office	Logistics	Other(1)	Total
Real estate, net	$1,866,697	$1,177,190	$—
Cash	90,801	21,694	2,251
Other assets	103,990	233,153	577,482

Total assets	$2,061,488	$1,432,037	$579,733

Notes payable	$1,180,177	$801,042	369,974
Other liabilities	76,542	100,555	21,414
Equity	804,769	530,440	188,345

Total liabilities and equity	$2,061,488	$1,432,037	$579,733

Our share of unconsolidated debt	$325,418	$253,931	$—	$579,349

Our investments in unconsolidated companies	$146,065	$172,609	$43,969	$362,643

(1)	Summarized financial information for G2 and SunTx was based on the latest financial statements that were practicable to obtain. As of December 31, 2004, our investments in unconsolidated companies includes $14.2 million for SunTx and $13.0 million for G2.
Summary Statements of Operations:

	For the year ended December 31, 2005
		Temperature-
		Controlled
(in thousands)	Office	Logistics(1)	Resort/Hotel	Other(2)		Total
Total revenues	$337,449	$846,881	$138,491	$71,016
Operating expense	161,934	699,701	114,269	—

Net operating income	$175,515	$147,180	$24,222	$71,016

Interest expense	$68,654	$56,273	$5,542	$8
Depreciation and amortization	81,634	73,776	10,367	—
Preferred dividends	—	—	12,003	—
Taxes and other (income) expense	(704)	243	2,754	1,104

Total expenses	$149,584	$130,292	$30,666	$1,112

Net income (loss)	$25,931	$16,888	$(6,444)	$69,904

Our equity in net income (loss) of unconsolidated companies	$11,464	$234	$(1,541)	$17,394	(3)	$27,551

(1)	In connection with the dissolution of Vornado Crescent Portland Partnership, we agreed to pay Vornado Realty, L.P. an annual management fee of $4.5 million, payable only out of dividends or sale proceeds on the shares of AmeriCold that we own. Our share of equity in net income (loss) for Temperature-Controlled Logistics includes management fees payable to Vornado Realty, L.P. totaling $4.5 million for the year ended December 31, 2005.

(2)	Summarized financial information for G2 and SunTx is based on the latest financial statements that were practicable to obtain. For the year ended December 31, 2005, our equity in net income (loss) of unconsolidated companies includes $10.9 million for SunTx and $7.3 million for G2.

(3)	Includes approximately $5.1 million of income recorded in the second quarter of 2005 resulting from an increase in 2004 actual results from previously estimated results related to SunTx.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary Statements of Operations:

	For the year ended December 31, 2004
		Temperature-
		Controlled
(in thousands)	Office	Logistics		Other(1)		Total
Total revenues	$156,670	$223,990		$46,321
Operating expense	77,684	121,935	(2)	—

Net operating income	$78,986	$102,055		$46,321

Interest expense	34,368	52,069		17,958
Depreciation and amortization	35,916	59,813		—
Preferred dividends	—	—		—
Taxes and other (income) expense	113	1,509		4,459

Total expenses	$70,397	$113,391		$22,417

Gain (loss) on sale of assets	$—	$32,975		$—

Net income	$8,589	$21,639		$23,904

Our equity in net income (loss) of unconsolidated companies	$6,262	$6,153		$(2,791	)(3)	$9,624

(1)	Summarized financial information for G2 and SunTx was based on the latest financial statements that were practicable to obtain. For the year ended December 31, 2004, our equity in net income (loss) of unconsolidated companies includes $(0.6) million for SunTx and $1.2 million for G2.

(2)	Inclusive of the preferred return paid to Vornado Realty, L.P. (1% per annum of the total combined assets through November 18, 2004).

(3)	Does not include approximately $5.1 million of income recorded in the second quarter 2005 resulting from an increase in 2004 actual results from previously estimated results related to SunTx.
Summary Statements of Operations:

	For the year ended December 31, 2003
		Temperature-		The Woodlands
		Controlled		Land Development
(in thousands)	Office	Logistics		Company, L.P.(1)	Ohter(2)	Total
Total revenues	$141,994	$124,413		$135,411	$46,999
Operating expense	62,009	24,158	(3)	100,005	—

Net operating income	$79,985	$100,255		$35,406	$46,999

Interest expense	29,976	41,727		6,991	29,892
Depreciation and amortization	35,986	58,014		6,735	—
Taxes and other (income) expense	—	(5,166)		—	6,502

Total expenses	$65,962	$94,575		$13,726	$36,394

Gain on sale of assets	—	810		—	—
Net income, impairments and gain (loss) on real estate from discontinued operations	10,533	—		(727)	—

Net income	$24,556	$6,490		$20,953	$10,605

Our equity in net income (loss) of unconsolidated companies	$11,190	$2,172		$11,000	$1,134	$25,496

(1)	We sold our interest in The Woodlands Land Development Company, L.P. on December 31, 2003.

(2)	Summarized financial information for G2 and SunTx was based on the latest financial statements that were practicable to obtain. For the year ended December 31, 2003, our equity in net income (loss) of unconsolidated companies includes $1.2 million for SunTx and $1.2 million for G2.

(3)	Inclusive of the preferred return paid to Vornado Realty, L.P. (1% per annum of the total combined assets).

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unconsolidated Debt Analysis
     The following table shows, as of December 31, 2005, information about our share of unconsolidated fixed and variable rate debt and does not take into account any extension options, hedge arrangements or the entities’ anticipated pay-off dates.

		Balance	Our Share of
		Outstanding at	Balance at	Interest Rate at
	Our	December 31,	December 31,	December 31,
Description	Ownership	2005	2005	2005	Maturity Date	Fixed/Variable (1)
		(in thousands)	(in thousands)
Temperature-Controlled Logistics Segment:
AmeriCold Realty Trust	31.70%
Goldman Sachs (2)		$469,853	$148,943	6.89%	5/11/2023	Fixed
Morgan Stanley (3)		245,207	77,731	7.32%	4/9/2009	Variable
Other		50,580	16,034	3.48% to 13.63%	6/1/2006 to 4/1/2017	Fixed

		$765,640	$242,708

Office Segment:
Crescent HC Investors, L.P.	23.85%	269,705	64,325	5.03%	11/7/2011	Fixed
Crescent TC Investors, L.P.	23.85%	214,770	51,223	5.00%	11/1/2011	Fixed
Main Street Partners, L.P. (4) (5)	50.00%	106,889	53,444	7.18%	12/1/2006	Variable
Crescent Fountain Place, L.P.	23.85%	105,932	25,265	4.95%	12/1/2011	Fixed
Crescent POC Investors, L.P.	23.85%	97,504	23,255	4.98%	12/1/2011	Fixed
Crescent One Buckhead Plaza, L.P.	35.00%	85,000	29,750	5.47%	4/8/2015	Fixed
Crescent Miami Center, LLC	40.00%	81,000	32,400	5.04%	9/25/2007	Fixed
Crescent 1301 McKinney, L.P.(6)(7)	23.85%	73,350	17,494	4.73%	1/9/2008	Variable
Crescent One BriarLake Plaza, L.P.	30.00%	50,000	15,000	5.40%	11/1/2010	Fixed
Houston PT Four Westlake Office Limited Partnership	20.00%	46,674	9,335	7.13%	8/1/2006	Fixed
Crescent Five Post Oak Park, L.P.	30.00%	44,373	13,312	4.82%	1/1/2008	Fixed
Austin PT BK One Tower Office Limited Partnership	20.00%	36,302	7,260	7.13%	8/1/2006	Fixed
Houston PT Three Westlake Office Limited Partnership	20.00%	33,000	6,600	5.61%	9/1/2007	Fixed

		$1,244,499	$348,663

Resort/Hotel Segment:
CR Resort, LLC	48.00%	$95,000	$45,600	5.94%	2/1/2015	Fixed

Other Segment:
Redtail Capital Partners One, LLC(8)	25.00%	$25,368	$6,342	6.22%	8/9/2008	Variable
Fresh Choice, LLC	40.00%
GE Capital Franchise Finance Corporation(9)		5,000	2,000	9.12%	1/1/2011	Variable
Various Loans and Capital Leases		4,198	1,679	0.00% to 12.00%	4/1/2006 to 12/31/2029	Fixed

		$34,566	$10,021

Total Unconsolidated Debt		$2,139,705	$646,992

Fixed Rate/Weighted Average				5.95%	9.4 years
Variable Rate/Weighted Average				6.97%	2.4 years

Total Weighted Average				6.20%	7.7 years

(1)	All unconsolidated debt is secured.

(2)	URS Real Estate, L.P. and AmeriCold Real Estate, L.P. expect to repay the notes on the Optional Prepayment Date of April 11, 2008.

(3)	The loan bears interest at LIBOR plus 295 basis points (with a LIBOR floor of 1.5% with respect to $54.4 million of the loan) and requires principal payments of $5.0 million annually. In connection with this loan, a subsidiary of AmeriCold Realty Trust entered into an interest-rate cap agreement with a maximum LIBOR of 6.50% on the entire amount of the loan.

(4)	Senior Note — Note A: $79.0 million at variable interest rate, LIBOR plus 189 basis points, $4.6 million at variable interest rate, LIBOR plus 250 basis points with a LIBOR floor of 2.50%. Note B: $23.2 million at variable interest rate, LIBOR plus 650 basis points with a LIBOR floor of 2.50%. In connection with this loan, we entered into an interest-rate cap agreement with a maximum LIBOR of 4.52% on all notes. All notes are amortized based on a 25-year schedule.

(5)	We and our JV partner each obtained a separate letter of credit to guarantee the repayment of up to $4.3 million each of principal of the Main Street Partners, L.P. loan.

(6)	This loan has two one-year extension options.

(7)	On January 9, 2006, Crescent 1301 McKinney, L.P. purchased a one-year 7.0% interest rate cap on 1-month LIBOR with a notional amount of $73.4 million. We will be required to purchase a new cap in January 2007 that limits the interest rate to 1:1 debt service coverage.

(8)	This loan has one one-year extension option. Redtail Capital Partners One, LLC is owned 100% by Redtail Capital Partners, L.P.

(9)	We guarantee $1.0 million of this loan.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OTHER ASSETS AND OTHER LIABILITIES
Other Assets

	December 31,
(in thousands)	2005	2004
Leasing costs	$115,828	$112,637
Other intangibles	119,766	115,036
Intangible office leases	77,239	99,853
Deferred financing costs	47,590	43,458
Marketable securities	20,852	30,876	(1)
Prepaid expenses	20,954	19,416
Other	22,837	16,821

	$425,066	$438,097
Less — accumulated amortization	(130,679)	(115,878)

	$294,387	$322,219

(1)	Includes securities reported at cost of approximately $4.6 million for Fresh Choice at December 31, 2004.
Identified Intangible Assets
     The following summarizes our identified intangible assets and intangible liabilities as of December 31, 2005 and 2004.

	December 31,
(in thousands)	2005	2004
Identified intangible assets (included in other assets):
Resort Residential Development Segment:
Intangibles(1)	$119,766	$115,036
Accumulated amortization	(50,956)	(46,302)

Net intangibles	$68,810	$68,734

Office Segment:
Intangibles(2)	$77,239	$99,853
Accumulated amortization	(15,520)	(7,253)

Net intangibles	$61,719	$92,600

Identified intangible liabilities (included in accounts payable, accrued expenses and other liabilities):
Office Segment:
Intangibles(3)	$9,876	$5,775
Accumulated amortization	(2,026)	(706)

Net intangibles	$7,850	$5,069

(1)	Consists of deferred memberships and water rights.

(2)	Consists of acquired in-place leases and above market leases.

(3)	Consists of acquired below market leases.
     Amortization of acquired above market leases net of acquired below market leases resulted in a decrease to rental income of $2.9 million, $2.1 million and $0.7 million for the years ended December 31, 2005, 2004, and 2003, respectively. The weighted average amortization period of acquired above and below market leases is 6.3 years. The estimated annual amortization of acquired above market leases net of acquired below market leases for each of the five succeeding years is as follows:

(in thousands)
2006	$1,772
2007	1,286
2008	396
2009	115
2010	(167)

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The weighted average amortization periods of all other identified intangible assets in the Resort Residential Development and Office segments are 11.5 years and 11.3 years, respectively. The estimated annual amortization of all other identified intangible assets (a component of depreciation and amortization expense) including water rights, deferred memberships and acquired in-place leases for each of the five succeeding years is as follows:

	Resort
	Residential
(in thousands)	Development	Office	Total
2006	$5,523	$5,772	$11,295
2007	4,559	5,772	10,331
2008	5,064	5,772	10,836
2009	6,957	5,772	12,729
2010	15,200	5,705	20,905
Marketable Securities
     The following tables present the cost, fair value and unrealized gains and losses as of December 31, 2005 and 2004, and the realized gains and change in Accumulated Other Comprehensive Income, or OCI, for the years ended December 31, 2005, 2004 and 2003 for our marketable securities.

	As of December 31, 2005			As of December 31, 2004
(in thousands)		Fair	Unrealized		Fair	Unrealized
Type of Security	Cost	Value	Gain/(Loss)	Cost	Value	Gain/(Loss)
Held to maturity(1)	$274,134	$271,659	$(2,475)	$175,853	$173,650	$(2,203)
Available for sale (2)	20,284	20,852	568	25,191	26,227	1,036

Total	$294,418	$292,511	$(1,907)	$201,044	$199,877	$(1,167)

	For the year ended		For the year ended		For the year ended
	December 31, 2005		December 31, 2004		December 31, 2003
(in thousands)	Realized	Change	Realized	Change	Realized	Change
Type of Security	Gain/(Loss)	In OCI	Gain/(Loss)	In OCI	Gain/(Loss)	In OCI
Held to maturity(1)	$—	N/A	$—	N/A	$—	$ N/A
Available for sale(2)	(19)	468	6	1,036	(502)	514

Total	$(19)	$468	$6	$1,036	$(502)	$514

(1)	Held to maturity securities are carried at amortized cost and consist of U.S. Treasury and government sponsored agency securities purchased for the sole purpose of funding debt service payments on the LaSalle Note I, LaSalle Note II and the Nomura Funding VI note. See Note 12, “Notes Payable and Borrowings Under Credit Facility,” for additional information on the defeasance of these notes.

(2)	Available for sale securities consist of marketable securities that we intend to hold for an indefinite period of time. These securities consist of $15.0 million of bonds and $5.9 million of preferred stock which are included in “Other assets, net” in the accompanying Consolidated Balance Sheets and are marked to market value on a monthly basis with the corresponding unrealized gain or loss recorded in OCI.
Accounts Payable, Accrued Expenses and Other Liabilities

	December 31,
(in thousands)	2005	2004
Deferred revenue	$121,308	$117,257
Accounts payable	72,150	71,496
Resort Residential contract deposits	70,491	26,903
Accrued property taxes	34,180	32,935
Accrued interest	21,179	19,483
Resort/Hotel deposits	8,621	21,820
Office security deposits	5,945	5,634
Other accrued expenses	135,773	114,647

	$469,647	$410,175

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. NOTES PAYABLE AND BORROWINGS UNDER CREDIT FACILITY
     The significant terms of our primary debt financing arrangements existing as of December 31, 2005 and 2004, are shown below:

						Interest Rate at
						December 31,
	Secured							Maturity
Description	Asset	2005	2004		Interest Rate	2005	2004	Date
		(dollars in thousands)

Secured Fixed Rate Debt:
AEGON Partnership Note (1)	Greenway Plaza	$248,678	$254,604			7.53%		July 2009
Prudential Note	707 17th Street/Denver Marriott	70,000	70,000			5.22		June 2010
JP Morgan Chase III	Datran Center	65,000	—			4.88		October 2015
Morgan Stanley I	Alhambra	50,000	50,000			5.06		October 2011
Bank of America Note (2)	Colonnade	37,922	38,000			5.53		May 2013
Metropolitan Life Note VII	Dupont Centre	35,500	35,500			4.31		May 2011
Mass Mutual Note (3)	3800 Hughes	34,177	36,692			7.75		August 2006
Column Financial	Peakview Tower	33,000	—			5.59		April 2015
Northwestern Life Note	301 Congress	26,000	26,000			4.94		November 2008
Allstate Note (3)	3993 Hughes	24,781	25,509			6.65		September 2010
JP Morgan Chase II	3773 Hughes	24,755	24,755			4.98		September 2011
Metropolitan Life Note VI (3)	3960 Hughes	23,011	23,919			7.71		October 2009
Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	36,526	74,099	(4)		2.9 to 13.75		July 2007 to Sept. 2011

Secured Fixed Rate Defeased Debt (5):
LaSalle Note II	Funding II Defeasance	155,188	157,477			7.79		March 2006
LaSalle Note I	Funding I Defeasance	101,723	103,300			7.83		August 2007
Nomura Funding VI Note	Funding VI Defeasance	7,445	7,659			10.07		July 2010

Subtotal/Weighted Average		$973,706	$927,514			6.71%	6.96%

Unsecured Fixed Rate Debt:
The 2009 Notes (6) (7)		$375,000	$375,000			9.25%		April 2009
The 2007 Notes (6)		250,000	250,000			7.50		September 2007

Subtotal/Weighted Average		$625,000	$625,000			8.55%	8.55%

Secured Variable Rate Debt:
GACC Note (8)	Funding One Assets	$165,000	$—		LIBOR + 147 bps	5.84%		June 2007
Key Bank Construction Loan (9)	Ritz Construction	15,162	—		LIBOR + 225 bps	6.62		July 2008
JPMorgan Chase (10)	Northstar Big Horn Construction	17,164	—		Prime – 50 bps	6.75		October 2007
Guaranty Bank (11)	Paseo Del Mar Construction	14,606	—		LIBOR + 175 bps	6.00		September 2008
Societe Generale (12)	3883 Hughes Construction	314	—		LIBOR + 180 bps	6.17		September 2008
Bank One	Northstar Ironhorse Construction	42,671	—		Prime + 50 bps	7.75		October 2006
Bank of America (13)	Jefferson Station Apartments Construction	24,526	4,300		LIBOR + 200 bps	6.33		November 2007
Bank of America Term Loan	Fund XII	—	199,995
Fleet Term Loan	Distributions from Fund III, IV & V	—	75,000
Morgan Stanley II	Fulbright Tower	—	70,000
					LIBOR + 125 to 450 bps

Construction, Acquisition and other obligations	Various Office and Resort Residential Assets	70,003	107,946		or Prime – 75 to 100 bps	5.57 to 8.81		Jan. 2006 to Dec. 2012

Subtotal/Weighted Average		$349,446	$457,241			6.43%	4.96%

Unsecured Variable Rate Debt:
Credit Facility (14)		$234,000	$142,500		LIBOR + 160 bps	5.92%		February 2008
Junior Subordinated Notes (15)		51,547	—		LIBOR + 200 bps	6.24		June 2035
Junior Subordinated Notes (15)		25,774	—		LIBOR + 200 bps	6.24		July 2035

Subtotal/Weighted Average		$311,321	$142,500			6.00%	4.61%

Total/Weighted Average		$2,259,473	$2,152,255			7.08(16)%	6.84%

Average remaining term						3.9 years

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The remaining outstanding balance of this note at maturity will be approximately $223.4 million.

(2)	The outstanding principal balance of this loan at maturity will be approximately $33.7 million.

(3)	We assumed these loans in connection with the Hughes Center acquisitions. The following table lists the unamortized premium associated with the assumption of above market interest rate debt which is included in the balance outstanding at December 31, 2005, the effective interest rate of the debt including the premium and the outstanding principal balance at maturity:

(dollars in thousands)	Unamortized		Balance at
Loan	Premium	Effective Rate	Maturity
Mass Mutual Note	$826	3.47%	$32,692
Allstate Note	1,196	5.19%	20,771
Metropolitan Life Note VI	1,507	5.68%	19,239
Northwestern Life Note II	478	3.80%	8,663

Total	$4,007		$81,365

The premium was recorded as an increase in the carrying amount of the underlying debt and is being amortized using the effective interest rate method as a reduction of interest expense through maturity of the underlying debt.

(4)	Amount includes a $36.8 million loan secured by Datran Center.

(5)	We have purchased U.S. Treasuries and government sponsored agency securities, or defeasance investments, to substitute as collateral for these loans. The cash flow from the defeasance investments matches the debt service payments for each loan.

(6)	To incur any additional debt, the indenture requires us to meet thresholds for a number of customary financial and other covenants including maximum leverage ratios, minimum debt service coverage ratios, maximum secured debt as a percentage of total undepreciated assets, and ongoing maintenance of unencumbered assets. Additionally, as long as the 2009 Notes are not rated investment grade, there are restrictions on our ability to make certain payments, including distributions to partners and investments.

(7)	At our option, these notes can be called beginning in April 2006 for 104.6%, in April 2007 for 102.3% and beginning in April 2008 and thereafter for par.

(8)	This note consists of a $110.0 million senior loan, a $40.0 million first mezzanine loan and a $15.0 million second mezzanine loan. This loan has three one-year extension options.

(9)	The maximum facility amount is $175.0 million. This loan has three one-year extension options.

(10)	The maximum facility amount is $121.0 million.

(11)	The maximum facility amount is $53.1 million and the loan has two one-year extension options. Our partner provides a full guarantee of this loan.

(12)	The maximum facility amount is $52.3 million and the loan has two one-year extension options.

(13)	The maximum facility amount is $41.0 million and the loan has two one-year extension options. Our partner provides a full guarantee of this loan.

(14)	In 2005, we entered into a $400.0 million credit facility as modified, with Key Bank, which replaced the previous facility. All outstanding amounts under the previous facility were repaid in full using cash on hand and proceeds from an initial borrowing under the new facility. Availability under the line of credit is subject to certain covenants including limitations on total leverage, fixed charge ratio, debt service coverage ratio, minimum tangible net worth, and a specific mix of office and hotel assets and average occupancy of Office Properties. At December 31, 2005, the maximum borrowing capacity under the credit facility was $371.5 million. The outstanding balance excludes letters of credit issued under our credit facility of $13.8 million which reduces our maximum borrowing capacity.

(15)	See “Junior Subordinated Notes” below.

(16)	The overall weighted average interest rate does not include the effect of our cash flow hedge agreements. Including the effect of these agreements, the overall weighted average interest rate would have been 6.93%.
     The following table shows information about our consolidated fixed and variable rate debt and does not take into account any extension options, hedging arrangements or our anticipated payoff dates.

			Weighted		Weighted
		Percentage	Average		Weighted Average
(in thousands)	Balance	of Debt(1)	Rate		Maturity
Fixed Rate Debt	$1,598,706	71%	7.43%		3.3 years
Variable Rate Debt	660,767	29	6.23		5.1 years

Total Debt	$2,259,473	100%	7.08	%(2)	3.9 years

(1)	Balance excludes hedges. The percentages for fixed rate debt and variable rate debt, including the $425.5 million of hedged variable rate debt, are 90% and 10%, respectively.
(2)	Including the effect of hedge arrangements, the overall weighted average interest rate would have been 6.93%.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Listed below are the aggregate principal payments by year required as of December 31, 2005, under our indebtedness. Scheduled principal installments and amounts due at maturity are included.

	Secured	Defeased
(in thousands)	Debt	Debt	Unsecured Debt	Total (1)
2006	$99,922	$157,131	$—	$257,053
2007	252,719	100,279	250,000	602,998
2008	74,817	289	234,000	309,106
2009	271,544	320	375,000	646,864
2010	96,125	6,337	—	102,462
Thereafter	263,669	—	77,321	340,990

	$1,058,796	$264,356	$936,321	$2,259,473

(1)	Based on contractual maturity and does not include extension options on Bank of America Loan, Societe Generale Loan, Guaranty Bank Loan, Key Bank Construction Loan or GACC Note.
     We are generally obligated by our debt agreements to comply with financial covenants, affirmative covenants and negative covenants, or some combination of these types of covenants. Failure to comply with covenants generally will result in an event of default under that debt instrument. Any uncured or unwaived events of default under our loans can trigger an increase in interest rates, an acceleration of payment on the loan in default, and for our secured debt, foreclosure on the property securing the debt. In addition, a default by us or any of our subsidiaries with respect to any indebtedness in excess of $5.0 million generally will result in a default under the Credit Facility, the 2007 Notes, 2009 Notes, the Key Bank Construction Loan and the Societe Generale Construction Loan after the notice and cure periods for the other indebtedness have passed. As of December 31, 2005, no event of default had occurred, and we were in compliance with all covenants related to our outstanding debt. Our debt facilities generally prohibit loan pre-payment for an initial period, allow pre-payment with a penalty during a following specified period and allow pre-payment without penalty after the expiration of that period. During the year ended December 31, 2005, there were no circumstances that required prepayment penalties or increased collateral related to our existing debt.
     In addition to the subsidiaries listed in Note 1, “Organization and Basis of Presentation,” certain other of our subsidiaries were formed primarily for the purpose of obtaining secured and unsecured debt or joint venture financings. These entities, all of which are consolidated and are grouped based on the Properties to which they relate, are: Funding III Properties (CRE Management III Corp.); Funding V Properties (CRE Management V Corp.); Funding VIII Properties (CRE Management VIII, LLC); Funding X Properties (CREF X Holdings Management, LLC, CREF X Holdings, L.P., CRE Management X, LLC); Funding XII Properties (CREF XII Parent GP, LLC, CREF XII Parent, L.P., CREF XII Holding GP, LLC, CREF Holdings, L.P., CRE Management XII, LLC); Spectrum Center (Spectrum Mortgage Associates, L.P., CSC Holdings Management, LLC, Crescent SC Holdings, L.P., CSC Management, LLC); The BAC-Colonnade Building (CEI Colonnade Holdings, LLC); Crescent BT I Investor, L.P. (CBT I Management Corp.) and Crescent Finance Company.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defeasance of LaSalle Note I
     In January 2005, we released the remaining properties in Funding I that served as collateral for the LaSalle Note I by purchasing an additional $115.7 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 3.20%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of LaSalle Note I. The cash flow from these securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note I. This transaction was accounted for as an in-substance defeasance; therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets.
     In November 2004, we released The Crescent Office Property, which is held in Funding I, as collateral for the Fleet Fund I Term Loan and the LaSalle Note I, by paying off the $160.0 million Fleet Fund I Term Loan and by purchasing $146.2 million of U.S. Treasury and government sponsored agency securities. We placed those securities into a trust for the sole purpose of funding payment of principal and interest on approximately $128.7 million of the LaSalle Note I. This was structured as a legal defeasance; therefore, the debt is reflected as paid down and the difference between the amount of securities purchased and the debt paid down, $17.5 million, was recorded in the “Extinguishment of debt” line item in the Consolidated Statements of Operations.
Defeasance of Nomura Funding VI
     On December 20, 2004, we released Canyon Ranch – Lenox, which is held in Funding VI, as collateral for the Nomura Funding VI Note by purchasing $10.1 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 3.59%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the Nomura Funding VI Note. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the Nomura Funding VI Note. This transaction was accounted for as an in-substance defeasance; therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets.
Defeasance of LaSalle Note II
     In January 2004, we released the properties in Funding II, that served as collateral for the Fleet Fund I and II Term Loan and the LaSalle Note II, by reducing the Fleet Fund I and II Term Loan by $104.2 million and purchasing an additional $170.0 million of U.S. Treasury and government sponsored agency securities with an initial weighted average yield of 1.76%. We placed those securities into a collateral account for the sole purpose of funding payments of principal and interest on the remainder of the LaSalle Note II. The cash flow from the securities is structured to match the cash flow (principal and interest payments) required under the LaSalle Note II. This transaction was accounted for as an in-substance defeasance; therefore, the debt and the securities purchased remain on our Consolidated Balance Sheets. The retirement of the Fleet Fund I and II Term Loan and the purchase of the defeasance securities were funded through the $275.0 million Bank of America Fund XII Term Loan.
Junior Subordinated Notes
     In June and July 2005, we completed two separate private offerings of $50.0 million and $25.0 million, respectively, of trust preferred securities through Crescent Real Estate Statutory Trust I and Crescent Real Estate Statutory Trust II, or the Trusts, each of which is a Delaware statutory trust that is our subsidiary. The securities pay holders cumulative cash distributions at an annual rate of 3-month LIBOR plus 200 basis points. The securities mature in June and July 2035 and are callable at no premium after June and July 2010. In addition, we invested $1.5 million and $0.8 million in the Trusts’ common securities, representing 3% of the total capitalization of each of the Trusts.
     The Trusts used the proceeds from the offerings and our investments to loan us $51.5 million and $25.8 million in junior subordinated notes with payment terms that mirror the distribution terms of the Trusts’ securities. The costs of the Trusts’ preferred offerings totaled approximately $1.5 million and $0.8 million of underwriting commissions and other expenses and are being amortized over a 30-year period. The proceeds from the sales of the notes, net of the costs of the Trusts’ preferred offerings and our investments in the Trusts, were $48.5 million and $24.2 million. We used the net proceeds to pay down the Fleet Term loan.
     Under FIN 46 guidance, we have determined the Trusts are variable interest entities of which we are not the primary beneficiary; therefore, we do not consolidate the Trusts. Our consolidated financial statements present the notes issued to the Trusts in the “Junior subordinated notes” and our investments in the Trusts in the “Investments in unconsolidated companies” line items in our Consolidated Balance Sheets. The interest on the notes is recorded as interest expense in our Consolidated Statements of Operations.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. INTEREST RATE SWAPS AND CAPS
     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage the fixed to variable rate debt ratio. As of December 31, 2005, we had interest rate swaps and interest rate caps designated as cash flow hedges, which are accounted for in conformity with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.
     The following table shows information regarding the fair value of our interest rate swaps and caps designated as cash flow hedge agreements, which is included in the “Other assets, net” line item in the Consolidated Balance Sheets, and additional interest expense and unrealized gains (losses) recorded in OCI for the year ended December 31, 2005.

					Additional	Change in
	Notional	Maturity	Reference	Fair Market	(Reduction) Interest	Unrealized Gains
Effective Date	Amount	Date	Rate	Value	Expense	(Losses) in OCI
(in thousands)
Interest rate swaps
2/15/03	$100,000	2/15/06	3.26%	$139	$(37)	$370
2/15/03	100,000	2/15/06	3.25%	139	(38)	368
9/02/03	200,000	9/01/06	3.72%	1,263	807	2,784
1/17/05	17,700	10/16/06	3.74%	213	—	205

				$1,754	$732	$3,727

Interest rate caps
1/07/05	7,800	2/01/08	6.00%	6	—	(15)

				$1,760	$732	$3,712

     In addition, three of our unconsolidated companies have interest rate caps designated as cash flow hedges of which our portion of change in unrealized gains reflected in OCI was insignificant for the year ended December 31, 2005.
     We have designated our cash flow hedge agreements as cash flow hedges of LIBOR-based monthly interest payments on a designated pool of variable rate LIBOR indexed debt. The interest rate swaps have been and are expected to remain highly effective. Changes in the fair value of these highly effective hedging instruments are recorded in OCI. The effective portion that has been deferred in OCI will be recognized in earnings as interest expense when the hedged items impact earnings. If an interest rate swap falls outside 80%-125% effectiveness for a quarter, all changes in the fair value of the hedge for the quarter will be recognized in earnings during the current period. If it is determined based on prospective testing that it is no longer likely a hedge will be highly effective on a prospective basis, the hedge will no longer be designated as a cash flow hedge in conformity with SFAS No. 133, as amended. Hedge ineffectiveness of $0.1 million on the designated hedges due to notional/principal mismatches between the hedges and the hedged debt was recognized as a reduction to interest expense during 2005.
     Over the next 12 months, an estimated $1.8 million of Accumulated OCI will be recognized as a reduction to interest expense related to the effective portions of the cash flow hedge agreements.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Undesignated Caps
     In connection with the GACC Note, we entered into LIBOR interest rate caps struck at 6.00% on a notional amount corresponding to each loan, for a total of $165.0 million through June 2008. Simultaneously, we sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce our net interest rate exposure, they were not designated as hedges and changes to their respective fair values are charged to earnings as the charges occur. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to offset each other.
     In March 2004, in connection with the Bank of America Fund XII Term Loan, we entered into a LIBOR interest rate cap struck at 6.00% for a notional amount of approximately $206.3 million through August 31, 2004, $137.5 million from September 1, 2004, through February 28, 2005, and $68.8 million from March 1, 2005, through March 1, 2006. Simultaneously, we sold a LIBOR interest rate cap with the same terms. Since these instruments do not reduce our net interest rate risk exposure, they were not designated as hedges and changes to their respective fair values are charged to earnings as the changes occur. As the significant terms of these arrangements are the same, the effects of a revaluation of these instruments are expected to offset each other.
14. RENTALS UNDER OPERATING LEASES
     As of December 31, 2005, we received rental income from the lessees of 55 consolidated Office Properties and one Resort/Hotel Property under operating leases.
     We lease one Resort/Hotel Property for which we recognize rental income under an operating lease that provides for percentage rent. For the years ended December 31, 2005, 2004 and 2003, the percentage rent amounts for the one Resort/Hotel Property were $5.5 million, $4.7 million and $4.9 million, respectively.
     In general, Office Property leases provide for the payment of fixed base rents and the reimbursement by the tenant to us of annual increases in operating expenses in excess of base year operating expenses. The excess operating expense amounts totaled $46.9 million, $66.0 million and $78.9 million, for the years ended December 31, 2005, 2004 and 2003, respectively. These excess operating expenses are generally payable in equal installments throughout the year, based on estimated increases, with any differences adjusted at year end based upon actual expenses.
     For non-cancelable operating leases for wholly-owned and non wholly-owned consolidated Office Properties as of December 31, 2005, future minimum rentals (base rents) during the next five years and thereafter (excluding tenant reimbursements of operating expenses for Office Properties) are as follows:

Future
Minimum
(in millions)	Rentals
2006	$290.6
2007	281.5
2008	206.1
2009	176.9
2010	154.6
Thereafter	473.9

$1,583.6

     See Note 2, “Summary of Significant Accounting Policies,” for discussion of revenue recognition.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. COMMITMENTS, CONTINGENCIES AND LITIGATION
Lease Commitments
     We had sixteen wholly-owned Office Properties at December 31, 2005, located on land that is subject to long-term ground leases, which expire between 2015 and 2080. Lease expense associated with ground leases during each of the three years ended December 31, 2005, 2004 and 2003 was $2.7 million, $4.2 million and $2.6 million, respectively. Future minimum lease payments due under such leases as of December 31, 2005, are as follows:

Future Minimum
(in millions)	Lease Payments
2006	$1.9
2007	1.9
2008	1.9
2009	1.9
2010	2.0
Thereafter	139.3

$148.9

Guarantee Commitments
     The FASB issued Interpretation 45, Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requiring a guarantor to disclose its guarantees. For our guarantees on indebtedness, no triggering events or conditions are anticipated to occur that would require payment under the guarantees and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore, would not require us to provide additional collateral to support the guarantees. We recorded a liability for the Fresh Choice guarantee in an amount not significant to our operations. We have not recorded a liability associated with the other guarantees as they were entered into prior to the adoption of FIN 45. Our guarantees in place as of December 31, 2005, are listed in the table below.

	Guaranteed	Maximum
	Amount	Guaranteed
(in thousands)	Outstanding at	Amount at
Debtor	December 31, 2005	December 31, 2005
CRDI – Eagle Ranch Metropolitan District – Letter of Credit (1)	$7,845	$7,845
Main Street Partners, L.P. – Letter of Credit (2) (3)	4,250	4,250
Fresh Choice, LLC(4)	1,000	1,000

Total Guarantees	$13,095	$13,095

(1)	We provide a $7.9 million letter of credit to support the payment of interest and principal of the Eagle Ranch Metropolitan District Revenue Development Bonds.

(2)	See Note 10, “Investments in Unconsolidated Companies,” for a description of the terms of this debt.

(3)	We and our joint venture partner each obtained separate letters of credit to guarantee the repayment of up to $4.3 million each of the Main Street Partners, L.P. loan.

(4)	We provide a guarantee of up to $1.0 million to GE Capital Franchise Financing Corporation as part of Fresh Choice’s bankruptcy reorganization.
Other Commitments
     In July 2005, we purchased comprehensive insurance that covers us, contactors and other parties involved in the construction of the Ritz-Carlton hotel and condominium project in Dallas, Texas. Our insurance carrier, which will pay the associated claims as they occur under this program and will be reimbursed by us within our deductibles, requires us to provide a $1.7 million letter of credit supporting payment of claims. We believe there is a remote likelihood that payment will be required under the letter of credit.
     In connection with the Canyon Ranch transaction, we have agreed to indemnify the founders regarding the tax treatment of the transaction, not to exceed $2.5 million, and certain other matters. We believe there is a remote likelihood that payment will ever be required related to these indemnities.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In connection with the Fresh Choice, LLC approved bankruptcy plan, we and Cedarlane entered into a loan agreement for up to $3.0 million, of which our portion is $1.2 million. At December 31, 2005, $2.0 million, of which our portion is $0.8 million, had been funded under this agreement.
     See Note 9, “Temperature-Controlled Logistics,” for a description of our commitments related to our ownership of common shares in AmeriCold and the termination of our partnership with Vornado Realty L.P.
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
16. STOCK AND UNIT BASED COMPENSATION
Stock Option Plans
     Crescent has two stock incentive plans, the 1995 Stock Incentive Plan, which we refer to as the 1995 Plan, and the 1994 Stock Incentive Plan, which we refer to as the 1994 Plan. Both the 1995 Plan and the 1994 Plan expired on June 11, 2005 and March 31, 2004, respectively. Under the 1994 Plan, Crescent had issued shares due to the exercise of options of 2,505,300 through December 31, 2005. There were no unexercised options outstanding at December 31, 2005, under the 1994 Plan. Under the 1995 Plan, Crescent had issued shares due to the exercise of options and restricted shares of 2,326,768 and 323,718, respectively, through December 31, 2005, and had granted, net of forfeitures, unexercised options to purchase 5,144,158 shares as of December 31, 2005. Under both plans, options were granted at a price not less than the market value of the shares on the date of grant and expire ten years from the date of grant. The options that have been granted under the 1995 Plan vest over five years, with the exception of 500,000 options that vest over two years, 250,000 options that vest over three and a half years and 60,000 options that vest six months from the initial date of grant.
     In 2002, John Goff, Vice-Chairman of Crescent’s Board of Trust Managers and Chief Executive Officer of Crescent and our sole director and Chief Executive Officer, was granted the right to earn 300,000 restricted shares under the 1995 Plan. These shares vest at 100,000 shares per year on February 19, 2005, February 19, 2006, and February 19, 2007. Compensation expense is being recognized on a straight-line basis. For the year ended December 31, 2005, approximately $1.1 million was recorded as compensation expense related to this grant.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the status of Crescent’s 1994 Plan and 1995 Plan as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented in the table below.

	2005		2004		2003
	Options to	Wtd. Avg.	Options to	Wtd. Avg.	Options to		Wtd. Avg.
	Acquire	Exercise	Acquire	Exercise	Acquire		Exercise
(share amounts in thousands)	Shares	Price	Shares	Price	Shares		Price

Outstanding as of January 1,	5,885	$21	7,127	$21	7,455		$21
Granted	102	18	220	16	70		16
Exercised	(268)	16	(54)	15	(95)		15
Forfeited	(39)	18	(36)	18	(303	)(1)	29
Canceled	(536)	32	(1,372)	22	—		—

Outstanding/Wtd. Avg. as of Dec. 31,	5,144	$20	5,885	$21	7,127		$21

Exercisable/Wtd. Avg. as of Dec. 31,	4,586	$20	5,033	$21	4,794		$22

(1)	Includes 205 share options which were exchanged for 102.5 unit options (205 common share equivalents) with a weighted average exercise price of $34 during the year ended December 31, 2003. Excluding these share options, the weighted average exercise price would have been $19.
     The following table summarizes information about the options granted under the 1994 Plan and 1995 Plans that are outstanding and exercisable at December 31, 2005.

(share amounts in thousands)		Options Outstanding		Options Exercisable
	Number	Wtd. Avg. Years		Number
Range of	Outstanding at	Remaining Before	Wtd. Avg.	Exercisable	Wtd. Avg.
Exercise Prices	12/31/05	Expiration	Exercise Price	at 12/31/05	Exercise Price
$14 to 16	1,340	4.2	$16	1,270	$16
$16 to 21	2,288	5.1	18	1,864	18
$21 to 26	935	3.9	22	871	22
$26 to 39	581	2.1	31	581	31

$14 to 39	5,144	4.3	$20	4,586	$20

Unit Option Plans
     The Operating Partnership has two unit incentive plans, the 1995 Unit Incentive Plan, which we refer to as the 1995 Unit Plan and the 1996 Unit Incentive Plan, which we refer to as the 1996 Unit Plan.
     The 1995 Unit Plan expired on June 30, 2005. As of December 31, 2005, an aggregate of 1,600 units had been issued under the 1995 Unit Plan and the Operating Partnership had granted, net of forfeitures, unexercised options to purchase 58,597 units. The unit options granted under the 1995 Unit Plan were priced at fair market value on the date of grant, vest over five years and expire ten years from the date of grant. Each unit that was issued, and each unit received upon exercise of unit options that were granted under the 1995 Unit Plan is exchangeable for two common shares or, at the option of Crescent, an equivalent amount of cash, except that any units issued to executive officers or trust managers will be exchangeable only for treasury shares unless shareholder approval is received.
     The 1996 Unit Plan provides for the grant of options to acquire up to 2,000,000 units. As of December 31, 2005, an aggregate of 1,081,428 units had been issued under the 1996 Unit Plan and the Operating Partnership had granted, net of forfeitures, unexercised options to purchase 780,122 units. The unit options granted under the 1996 Unit Plan were priced at fair market value on the date of grant, generally vest over seven years, and expire ten years from the date of grant. Pursuant to the terms of the unit options granted under the 1996 Unit Plan, because the fair market value of Crescent’s common shares equaled or exceeded $25.00 for each of ten consecutive trading days, the vesting of an aggregate of 500,000 units was accelerated and such units became immediately exercisable in 1996. In addition, 100,000 unit options vest 50% after three years and 50% after five years. Under the 1996 Unit Plan, each unit that may be purchased is exchangeable, as a result of shareholder approval in June 1997, for two common shares or, at the option of Crescent, an equivalent amount of cash.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the status of the Operating Partnership’s 1995 Unit Plan and 1996 Unit Plan as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares).

	2005		2004		2003
	Shares	Wtd. Avg.	Shares	Wtd. Avg.	Shares		Wtd. Avg.
	Underlying	Exercise	Underlying	Exercise	Underlying		Exercise
	Unit	Price Per	Unit	Price	Unit		Price Per
(share amounts in thousands)	Options	Share	Options	Per Share	Options		Share
Outstanding as of January 1,	2,681	$17	3,144	$18	2,837		$17
Granted	—	—	31	17	307	(1)	28
Exercised	(1,003)	18	—	—	—		—
Forfeited	—	—	—	—	—		—
Canceled	—	—	(494)	24	—		—

Outstanding/Wtd. Avg. as of Dec. 31,	1,678	$17	2,681	$17	3,144		$18

Exercisable/Wtd. Avg. as of Dec. 31,	1,604	$17	2,581	$17	2,942		$19

(1)	Includes 205 share options which were exchanged for 102.5 unit options (205 common share equivalents) with a weighted average exercise price of $34 during the year ended December 31, 2003. Excluding these unit options, the weighted average exercise price would have been $16.
     The following table summarizes information about unit options granted under the 1995 Unit Plan and 1996 Unit Plan that are outstanding and exercisable at December 31, 2005.

(share amounts in thousands)		Options Outstanding		Options Exercisable
		Wtd. Avg. Years
	Number	Remaining		Number
Range of	Outstanding at	Before	Wtd. Avg.	Exercisable	Wtd. Avg.
Exercise Prices	12/31/05	Expiration	Exercise Price	at 12/31/05	Exercise Price
$14 to 16	232	4.4	$16	213	$16
$16 to 21	1,446	2.7	18	1,391	18

$14 to 21	1,678	2.9	$17	1,604	$17

Unit Options Granted Under Operating Partnership Agreement
     As of December 31, 2005, the Operating Partnership has granted options to acquire 3,076,071 units, or 6,152,142 common share equivalents. The unit options granted were priced at fair market value on the date of grant, vest over five years and expire ten years from the date of grant. Each unit received upon exercise of the unit options will be exchangeable for two common shares or, at the option of Crescent, an equivalent amount of cash, except that the units will be exchangeable only for treasury shares unless shareholder approval is received.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of the status of the unit options granted under the Operating Partnership Agreement as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented in the table below (assumes each unit is exchanged for two common shares).

	2005		2004		2003
	Shares	Wtd. Avg.	Shares	Wtd. Avg.	Shares	Wtd. Avg.
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Unit	Price Per	Unit	Price Per	Unit	Price Per
(share amounts in thousands)	Options	Share	Options	Share	Options	Share
Outstanding as of January 1,	5,254	$18	5,697	$18	5,357	$18
Granted	330	18	125	18	340	16
Exercised	(20)	18	—	—	—	—
Forfeited	(22)	16	(20)	—	—	—
Canceled	—	—	(548)	18	—	—

Outstanding/Wtd. Avg. as of Dec. 31,	5,542	$18	5,254	$18	5,697	$18

Exercisable/Wtd. Avg. as of Dec. 31,	3,081	$18	1,911	$18	777	$18

     The following table summarizes information about the unit options granted under the Operating Partnership Agreement that are outstanding and exercisable at December 31, 2005.

(share amounts in thousands)		Options Outstanding		Options Exercisable
		Wtd. Avg. Years
	Number	Remaining		Number
Range of	Outstanding at	Before	Wtd. Avg.	Exercisable	Wtd. Avg.
Exercise Prices	12/31/05	Expiration	Exercise Price	at 12/31/05	Exercise Price
$14 to 16	108	7.4	$15	48	$15
$16 to 21	5,284	6.4	17	2,913	17
$21 to 26	150	5.2	22	120	22
$26 to 39	—	—	—	—	—

$14 to 39	5,542	6.4	$18	3,081	$18

Stock and Unit Option Plans
     On January 1, 2003, we adopted the expense recognition provisions of SFAS No. 123, on a prospective basis as permitted by SFAS No. 148. We value stock and unit options issued using the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest. Under this standard, recognition of expense for stock and unit options is applied to all options granted after the beginning of the year of adoption.
     During the year ended December 31, 2005, Crescent granted 102,000 stock options under the 1995 Plan and we granted 165,000 unit options under no plan. We recognized compensation expense related the latter option grant which was not significant to our results of operations.
     At December 31, 2005, 2004 and 2003, the weighted average fair value of options granted was $1.12, $1.05 and $0.63, respectively. The fair value of each option is estimated at the date of grant using the Black-Scholes option-pricing model based on the expected weighted average assumptions in the following table.

	For the years ended December 31,
	2005	2004	2003
Life of options	10 years	10 years	10 years
Risk-free interest rates	4.2%	4.3%	3.6%
Dividend yields	8.8%	8.8%	9.9%
Stock price volatility	25.0%	24.9%	25.1%

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Unit Plans
2004 Unit Plan
     The 2004 Unit Plan provides for the issuance by the Operating Partnership of up to 1,802,500 restricted units (3,605,000 common share equivalents) to our officers. Restricted units granted under the 2004 Unit Plan vest in 20% increments when the average closing price of Crescent common shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $19.00, $20.00, $21.00, $22.50 and $24.00. The 2004 Unit Plan also gives discretion to the General Partner to establish one or more alternative objective annual performance targets for us. Any restricted unit that is not vested on or prior to June 30, 2010, will be forfeited. Each vested restricted unit will be exchangeable, beginning on the second anniversary of the date of grant, for cash equal to the value of two Crescent common shares based on the closing price of the common shares on the date of exchange, and subject to a six-month hold period following vesting, unless, prior to the date of the exchange, Crescent requests and obtains shareholder approval authorizing it, at its discretion, to deliver instead two common shares in exchange for each such restricted unit. Regular quarterly distributions accrue on unvested restricted units and are payable upon vesting of the restricted units. As a requirement to participate in the plan, officers canceled 2,413,815 of their existing stock or unit options. Effective December 1, 2004, the Operating Partnership granted a total of 1,703,750 Partnership Units (3,407,500 common share equivalents) under the 2004 Unit Plan. During the year ended December 31, 2005, the Operating Partnership granted, net of forfeitures, an additional 80,500 Partnership Units (161,000 common share equivalents). We obtained a third-party valuation to determine the fair value of the restricted units issued under the 2004 Unit Plan. The third-party, utilizing a series of methods including binomial and trinomial lattice-based models, probabilistic analysis and models to estimate the implied long-term dividend growth rate, determined the fair value of the restricted units granted to be approximately $25.1 million, which is being amortized on a straight-line basis over the related service period, except for when performance targets are achieved. For the year ended December 31, 2005, approximately $10.2 million was recorded as compensation expense related to this grant.
Units Subject to Redemption
     On August 3, 2005, the 40-day average closing price of Crescent’s common shares reached the first performance target and 360,500 units (721,000 common share equivalents) granted under the 2004 Unit Plan vested. Of this amount, 336,000 units (672,000 common share equivalents) may be exchanged for cash beginning on December 1, 2006, and 24,500 units (49,000 common share equivalents) in 2007 unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit.
     On November 25, 2005, the 40-day average closing price of Crescent’s common shares reached the second performance target and 358,000 units (716,000 common share equivalents) granted under the 2004 Unit Plan vested. Of this amount, 334,500 units (669,000 common share equivalents) may be exchanged for cash beginning on December 1, 2006, and 23,500 units (47,000 common share equivalents) in 2007 unless, prior to the date of exchange, Crescent obtains shareholder approval authorizing it, in its discretion, to deliver instead two common shares for each such restricted unit.
2005 Unit Plan
     The 2005 Unit Plan provides for the issuance by the Operating Partnership of up to 1,275,000 restricted Units (2,550,000 Common Share equivalents). Restricted units granted under the 2005 Unit Plan vest in 20% increments when the average closing price of Crescent’s common shares on the New York Stock Exchange for the immediately preceding 40 trading days equals or exceeds $21.00, $22.50, $24.00, $25.50 and $27.00. The 2005 Unit Plan also gives discretion to the General Partner to establish one or more alternative objective annual performance targets for us. Any restricted unit that is not vested on or prior to June 30, 2010, will be forfeited. Each vested restricted unit will be exchangeable, beginning on the second anniversary of the date of grant, for cash equal to the value of two Crescent common shares based on the closing price of the common shares on the date of exchange, and subject to a six-month hold period following vesting, unless, prior to the date of the exchange, Crescent requests and obtains shareholder approval authorizing it, at its discretion, to deliver instead two common shares in exchange for each such restricted unit. Regular quarterly distributions on unvested restricted units are payable upon vesting.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During the year ended December 31, 2005, the Operating Partnership granted, net of forfeitures, a total of 1,081,250 Partnership Units (2,162,500 common share equivalents) under the 2005 Unit Plan. We obtained a third-party valuation to determine the fair value of the restricted units issued under the 2005 Unit Plan. The third-party, utilizing a series of methods including binomial and trinomial lattice-based models, probabilistic analysis and models to estimate the implied long-term dividend growth rate, determined the fair value of the restricted units granted to be approximately $13.0 million, which is being amortized on a straight-line basis over the related service period, except for when performance targets are achieved. For the year ended December 31, 2005, approximately $2.1 million was recorded as compensation expense related to this grant.
     As of December 31, 2005, none of the restricted units granted under the 2005 Unit Plan had vested.
17. MINORITY INTERESTS
     Minority interests in real estate partnerships represent joint venture or preferred equity partners’ proportionate share of the equity in certain real estate partnerships. We hold a controlling interest in the real estate partnerships and consolidate the real estate partnerships into our financial statements. Income in the real estate partnerships is allocated to minority interests based on weighted average percentage ownership during the year.
     The following table summarizes minority interests as of December 31, 2005 and 2004:

(in thousands)	2005	2004
Development joint venture partners – Resort Residential Development Segment	32,228	33,760
Joint venture partners – Office Segment	15,354	9,308
Joint venture partners – Resort/Hotel Segment	5,853	6,513
Other	127	(242)

	$53,562	$49,339

     The following table summarizes the minority interests’ share of net income for the years ended December 31, 2005, 2004 and 2003:

(in thousands)	2005	2004	2003
Development joint venture partners – Resort Residential Development Segment	15,336	9,041	2,935
Joint venture partners – Office Segment	(138)	(163)	(576)
Joint venture partners – Resort/Hotel Segment	(661)	(1,131)	(902)
Other	369	(66)	—

	$14,906	$7,681	$1,457

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. PARTNERS’ CAPITAL
Share Repurchase Program
     Crescent commenced its Share Repurchase Program in March 2000. On October 15, 2001, Crescent’s Board of Trust Managers increased from $500.0 million to $800.0 million the amount of outstanding common shares that can be repurchased from time to time in the open market or through privately negotiated transactions. There were no share repurchases under the program for the year ended December 31, 2005 or 2004. As of December 31, 2005, Crescent had repurchased 20,256,423 common shares under the share repurchase program, at an aggregate cost of approximately $386.9 million, resulting in an average repurchase price of $19.10 per common share. All repurchased shares were recorded as treasury shares. The repurchase of common shares by Crescent will decrease Crescent’s limited partner interest in the Operating Partnership, which will result in an increase in net income per unit.
Series A Preferred Offerings
     On January 15, 2004, Crescent completed an offering of an additional 3,400,000 Series A Convertible Cumulative Preferred Shares at a $21.98 per share price and with a liquidation preference of $25.00 per share for aggregate total offering proceeds of approximately $74.7 million. The Series A Preferred Shares are convertible at any time, in whole or in part, at the option of the holders into common shares of Crescent at a conversion price of $40.86 per common share (equivalent to a conversion rate of 0.6119 common shares per Series A Preferred Share), subject to adjustment in certain circumstances. The Series A Preferred Shares have no stated maturity and are not subject to sinking fund or mandatory redemption. At any time, the Series A Preferred Shares may be redeemed, at Crescent’s option, by paying $25.00 per share plus any accumulated accrued and unpaid distributions. Dividends on the additional Series A Preferred Shares are cumulative from November 16, 2003, and are payable quarterly in arrears on the fifteenth of February, May, August and November, commencing February 16, 2004. The annual fixed dividend on the Series A Preferred Shares is $1.6875 per share.
     In connection with the January 2004 Series A Preferred Offering, we issued additional Series A Preferred Units to Crescent in exchange for the contribution of the net proceeds, after underwriting discounts and other offering costs of approximately $3.7 million, of approximately $71.0 million. We used the net proceeds to pay down our credit facility.
Distributions
     The distributions to unitholders paid during the years ended December 31, 2005, 2004 and 2003, were $178.9 million, $175.6 million, and $175.5 million, respectively. These distributions represented an annualized distribution of $3.00 per unit for the years ended December 31, 2005, 2004, and 2003. On February 15, 2006, we distributed $45.0 million to unitholders.
     Distributions to Series A Preferred unitholders for the years ended December 31, 2005, 2004 and 2003, were $24.0 million, $24.0 million and $18.2 million, respectively. The distributions per Series A Preferred unit were $1.6875 per preferred unit annualized for each of the three years. On February 15, 2006, we distributed $6.0 million to Series A Preferred unitholders.
     Distributions to Series B Preferred unitholders for each of the years ended December 31, 2005, 2004 and 2003, were $8.1 million. The distributions per Series B Preferred unit were $2.3750 per preferred unit annualized for each of the three years. On February 16, 2006, we distributed $2.0 million to Series B Preferred unitholders.
Units
     Following is the income tax status of distributions paid on units for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Ordinary dividend	6.3%	—%	2.0%
Qualified dividend eligible for 15% tax rate	2.7	—	7.1
Capital gain	47.2	23.2	1.2
Return of capital	29.5	57.4	88.7
Unrecaptured Section 1250 gain	14.3	19.4	1.0

	100.0%	100.0%	100.0%

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preferred Units
     Following is the income tax status of distributions paid for the years ended December 31, 2005, 2004 and 2003 to preferred unitholders:

	Class A Preferred			Class B Preferred
	2005	2004	2003	2005	2004	2003
Ordinary dividend	8.9%	—%	17.9%	8.9%	—%	17.9%
Qualified dividend eligible for 15% tax rate	3.8	—	62.4	3.8	—	62.4
Capital gain	67.1	54.4	10.9	67.1	54.4	10.9
Unrecaptured Section 1250 Gain	20.2	45.6	8.8	20.2	45.6	8.8

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

19. INCOME TAXES
Taxable Consolidated Entities
     Deferred income taxes reflect the net tax effect of temporary differences between the financial reporting carrying amounts of assets and liabilities of the taxable consolidated entities and the income tax basis. For the year ended December 31, 2005, the taxable consolidated entities were comprised of our taxable REIT subsidiaries.
     Income or losses of the Operating Partnership are allocated to our partners for inclusion in their respective income tax calculations. Accordingly, no provision or benefit for income taxes has been made other than for certain consolidated subsidiaries.
     Significant components of our deferred tax liabilities and assets at December 31, 2005 and 2004 from continuing operations are as follows:

	December 31,	December 31,
(in thousands)	2005	2004
Deferred tax liabilities:
Resort Residential development costs	$(27,234)	$(23,926)
Minority interests	(4,834)	(4,934)
Land value adjustments	(11,273)	(14,891)

Total deferred tax liabilities:	$(43,341)	$(43,751)

Deferred tax assets:
Deferred revenue	$26,492	$28,678
Hotel lease acquisition costs	85	1,404
Depreciation and amortization	1,495	6,227
Net operating loss carryforwards	10,784	7,655
Impairment of assets	1,464	5,383
Related party interest expense not currently deductible	8,999	13,056
Other	2,617	7,449

Total deferred tax assets	$51,936	$69,852

Valuation allowance for deferred tax assets	(9,688)	(12,710)

Deferred tax assets, net of valuation allowance	$42,248	$57,142

Net deferred tax (liabilities) assets	$(1,093)	$13,391

     In addition to the net deferred tax liabilities of approximately $1.1 million at December 31, 2005, we had a current tax receivable of $8.3 million, comprising the total Income tax asset – current and deferred, net line item on our Consolidated Balance Sheets at December 31, 2005. At December 31, 2004, we had a current income tax receivable of approximately $0.4 million.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a $9.7 million and a $12.7 million valuation allowance at December 31, 2005 and 2004 respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. When assessing the adequacy of the valuation allowance, management considered both anticipated reversals of deferred tax liabilities and other potential sources of taxable income in future years. We have available net operating loss carryforwards of approximately $10.8 million at December 31, 2005, arising from operations of the taxable REIT subsidiaries. The net operating loss carryforwards will expire between 2020 and 2024.
     Consolidated income (loss) from continuing operations subject to tax was $19.9 million, $(33.6) million and $69.0 million for the years ended December 31, 2005, 2004 and 2003 respectively. The reconciliation of (i) income tax attributable to consolidated income (loss) subject to tax computed at the U.S. statutory rate to (ii) income tax (expense) benefit is shown below:

	Year ended		Year ended		Year ended
	December 31, 2005		December 31, 2004		December 31, 2003
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated benefit (expense) subject to tax	$(6,981)	(35.0)%	$11,742	35.0%	$(24,158)	(35.0)%
State income tax, net of federal income tax benefit	(869)	(4.4)	1,341	4.0	(3,031)	(4.4)
Other	41	0.2	701	2.1	274	0.4
Change in valuation allowance	431	2.2	(706)	(2.1)	—	—

	$(7,378)	(37.0)%	$13,078	39.0%	$(26,915)	(39.0)%

(in thousands)	2005	2004	2003
Current tax benefit (expense)	$7,106	$401	$(12,055)
Deferred tax benefit (expense)	(14,484)	12,677	(14,860)

Federal income tax benefit (expense)	$(7,378)	$13,078	$(26,915)

     For the year ended December 31, 2005, our income tax expense from continuing operations was $7.4 million. Our $7.4 million income tax expense at December 31, 2005, consists primarily of $4.2 million for the Office Segment and $6.4 million for the other taxable REIT subsidiaries, partially offset by income tax benefits of $1.9 million for the Resort Residential Development Segment and $1.3 million for the Resort/Hotel Segment.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. RELATED PARTY TRANSACTIONS
DBL Holdings, Inc.
     Between June 1999 and December 2000, we contributed approximately $24.2 million to DBL. The contribution was used by DBL to make an equity contribution to DBL-ABC, Inc., a wholly-owned subsidiary of DBL, which committed to purchase an affiliated partnership interest representing a 12.5% interest in G2. G2 was formed for the purpose of investing in commercial mortgage backed securities and other commercial real estate investments and is managed and controlled by an entity that we refer to as the G2 General Partner that is owned equally by GMSPLP and GMAC Commercial Mortgage Corporation. The G2 General Partner is entitled to an annual asset management fee. Additionally, the G2 General Partner has a 1% interest in profits and losses of G2 and, after payment of specified amounts to partners, a promoted interest based on payments to unaffiliated limited partners. As an affiliated limited partner, DBL-ABC, Inc.’s returns are not impacted by the G2 General Partner’s promoted interest. Our investment balance at December 31, 2005 was approximately $0.9 million. In 2005 we received cash distributions of approximately $19.4 million, bringing total distributions to approximately $41.8 million on an initial investment of $24.2 million.
     The ownership structure of GMSPLP consists of an approximately 86% limited partnership interest owned directly and indirectly by Richard E. Rainwater, Chairman of Crescent’s Board of Trust Managers, and an approximately 14% general partnership interest, of which approximately 6% is owned by Darla Moore, who is married to Mr. Rainwater, and approximately 6% is owned by John C. Goff, Vice-Chairman of Crescent’s Board of Trust Managers and Chief Executive Officer and our sole director and Chief Executive Officer. The remaining approximately 2% general partnership interest is owned by unrelated parties.
     On January 2, 2003, we purchased the remaining 2.56% economic interest, representing 100% of the voting stock, in DBL from Mr. Goff. Total consideration paid for Mr. Goff’s interest was $0.4 million. Crescent’s Board of Trust Managers, including all of the independent trust managers, approved the transaction based in part on an appraisal of the assets of DBL by an independent appraisal firm. As a result of this transaction, DBL is wholly-owned by us and is consolidated beginning as of and for the year ended December 31, 2003. Also, because DBL owns a majority of the voting stock in MVDC and HADC, we consolidated these two Resort Residential Development Corporations beginning as of and for the year ended December 31, 2003.
Loans to Employees and Crescent Trust Managers for Exercise of Stock Options and Unit Options
     As of December 31, 2005, we had approximately $38.0 million in loan balances outstanding reflected in Partners’ Capital, inclusive of current interest accrued of approximately $0.2 million, to certain of our employees and trust managers on a recourse basis under stock and unit incentive plans pursuant to an agreement approved by Crescent’s Board of Trust Managers and its Executive Compensation Committee. The employees and the trust managers used the loan proceeds to acquire common shares of Crescent and units of the Operating Partnership pursuant to the exercise of vested stock and unit options. The loans bear interest at 2.52% per year, payable quarterly, mature on July 28, 2012, and may be repaid in full or in part at any time without premium or penalty. Mr. Goff had a loan representing $26.4 million of the $38.0 million total outstanding loans at December 31, 2005. No conditions exist at December 31, 2005 which would cause any of the loans to be in default.
Other
     We have a policy which allows employees to purchase our residential properties marketed and sold by our subsidiaries in the ordinary course of business. This policy requires the individual to purchase the property for personal use or investment and requires the property to be held for at least two years. In addition this policy requires, among other things, that the prices paid by affiliates must be equivalent to the prices paid by unaffiliated third parties for similar properties in the same development and that the other terms and conditions of the transaction must be at least as beneficial to us as the terms and conditions with respect to the other properties in the same development. In 2005, two executive officers entered into binding contracts to purchase three condominium units and one lot at three of our resort residential development projects. The contracts for one of the condominiums and the lot closed in 2005.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On June 28, 2002, we purchased the home of one of our executive officers to facilitate the hiring and relocation of this executive officer. The purchase price was approximately $2.6 million, consistent with a third-party appraisal obtained by us. Shortly after the purchase of the home, certain changes in the business environment in Houston resulted in a weakened housing market. In May 2004, we completed the sale of the home for proceeds, net of selling costs, of approximately $1.8 million. We previously recorded an impairment charge of approximately $0.6 million, net of taxes, during the year ended December 31, 2003.
21. QUARTERLY FINANCIAL INFORMATION (unaudited)
     In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale as of December 31, 2005 have been reclassified to discontinued operations in all periods presented.

	For the 2005 Quarter Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Total Property revenues	$184,667	$209,827	$211,291	$417,738
Total Property expenses	127,996	145,592	146,228	323,353
(Loss) income from continuing operations before minority interests and income taxes	(6,070)	(6,360)	(12,688)	49,606	(1)
Minority interests	(269)	(2,282)	(1,282)	(11,073)
Income tax benefit (expense)	1,216	329	754	(9,677)
Income (loss) from discontinued operations	1,840	1,798	1,412	(25)
Impairment charges related to real estate assets from discontinued operations	—	—	(75)	—
Gain (loss) on real estate from discontinued operations	1,768	—	105,572	(2,223	)(1)

Net (loss) income available to partners	$(9,523)	$(14,525)	$85,683	$18,598

Per unit data:
Basic Earnings Per Unit
-(Loss) income available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(0.22)	$(0.28)	$(0.35)	$0.35
- Income from discontinued operations	0.03	0.03	0.02	—
- Impairment charges related to real estate assets from discontinued operations	—	—	—	—
- Gain (loss) on real estate from discontinued operations	0.03	—	1.78	(0.04)

- Net (loss) income available to partners – Basic	$(0.16)	$(0.25)	$1.45	$0.31

Diluted Earnings Per Unit
-(Loss) income available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(0.22)	$(0.28)	$(0.35)	$0.35
- Income from discontinued operations	0.03	0.03	0.02	—
- Impairment charges related to real estate assets from discontinued operations	—	—	—	—
- Gain (loss) on real estate from discontinued operations	0.03	—	1.78	(0.04)

- Net (loss) income available to partners – Diluted	$(0.16)	$(0.25)	$1.45	$0.31

(1)	Includes $4.9 million of expense related to the write-off of capitalized internal leasing costs related to prior year office dispositions and the joint venture of properties.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the 2004 Quarter Ended
(in thousands)	March 31,	June 30,	September 30,	December 31,
Total Property revenues	$225,500	$233,842	$242,019	$306,077
Total Property expenses	145,648	154,463	162,630	227,092
(Loss) income from continuing operations before minority interests and income taxes	(14,883)	(17,674)	(19,433)	241,676
Minority interests	86	305	(1,497)	(6,575)
Income tax benefit (expense)	1,509	5,358	6,634	(423)
Income from discontinued operations	3,359	3,772	2,098	2,272
Impairment charges related to real estate assets from discontinued operations	(2,351)	(500)	(350)	(310)
(Loss) gain on real estate from discontinued operations	(54)	(2,444)	(38)	3,777
Cumulative effect of a change in accounting principle	(428)	—	—	—

Net (loss) income available to partners — Basic	$(20,531)	$(19,193)	$(20,596)	$232,408

Dilutive effect of convertible securities	—	—	—	6,239

Net (loss) income available to partners — Diluted	$(20,531)	$(19,193)	$(20,596)	$238,647

Per unit data:
Basic Earnings Per Unit
-(Loss) income available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(0.36)	$(0.34)	$(0.38)	$3.89
- Income from discontinued operations	0.06	0.06	0.04	0.04
- Impairment charges related to real estate assets from discontinued operations	(0.04)	(0.01)	(0.01)	(0.01)
- (Loss) gain on real estate from discontinued operations	—	(0.04)	—	0.06
- Cumulative effect of a change in accounting principle	(0.01)	—	—	—

- Net (loss) income available to partners – Basic	$(0.35)	$(0.33)	$(0.35)	$3.98

Diluted Earnings Per Unit
-(Loss) income available to partners before discontinued operations and cumulative effect of a change in accounting principle	$(0.36)	$(0.34)	$(0.38)	$3.67
- Income from discontinued operations	0.06	0.06	0.04	0.04
- Impairment charges related to real estate assets from discontinued operations	(0.04)	(0.01)	(0.01)	—
- (Loss) gain on real estate from discontinued operations	—	(0.04)	—	0.06
- Cumulative effect of a change in accounting principle	(0.01)	—	—	—

- Net (loss) income available to partners – Diluted	$(0.35)	$(0.33)	$(0.35)	$3.77

22. COPI
     On February 14, 2002, we entered into an agreement with Crescent Operating, Inc., or COPI, pursuant to which we and COPI agreed to jointly seek approval by the bankruptcy court of a pre-packaged bankruptcy plan for COPI. On January 19, 2005, the bankruptcy plan became effective upon COPI’s providing notification to the bankruptcy court that all conditions to effectiveness had been satisfied. Following the effectiveness of the bankruptcy plan, Crescent issued 184,075 common shares to the stockholders of COPI in satisfaction of our final obligation under the agreement with COPI. The common shares were valued at approximately $3.0 million in accordance with the terms of our agreement with COPI and the provisions of the bankruptcy plan, and the issuance of the shares was recorded as a reduction to the liability recorded in 2001. As stockholders of COPI, certain of Crescent’s trust managers and executive officers, as a group, received an aggregate of approximately 25,426 common shares of Crescent.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On March 10, 2003, COPI filed a plan under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas. On June 22, 2004, the bankruptcy court confirmed the bankruptcy plan, as amended. On November 4, 2004, COPI sold its interest in AmeriCold Logistics to AmeriCold Realty Trust for approximately $19.1 million. In accordance with the confirmed bankruptcy plan, COPI used approximately $15.4 million of the proceeds to repay the loan from Bank of America, including accrued interest. In addition, in accordance with the bankruptcy plan COPI used approximately $4.4 million of the proceeds to satisfy a portion of its debt obligations to us. Of the $4.4 million, $0.7 million has been recorded as a reduction of the amounts paid by us in connection with the accrued liability recorded in 2001 relating to the COPI bankruptcy. Because we also wrote off COPI debt obligations to us in 2001, the remaining $3.7 million has been included in “Interest and other income” in our Consolidated Statements of Operations for the year ended December 31, 2004. In addition, approximately $2.6 million of the accrued liability related to the COPI bankruptcy was reversed in December 2004, resulting in a reduction in the amounts included in the “Other expenses” line item in our Consolidated Statements of Operations.
23. SUBSEQUENT EVENTS
Office Acquisition
     On January 23, 2006, we acquired Financial Plaza, a 16-story, 309,983 square-foot Class A Office Property located in the Mesa/Superstition submarket of Phoenix, Arizona. We acquired the Office Property for approximately $55.0 million, funded by a $39.5 million fixed-rate loan from Allstate and a draw on our credit facility. This property is wholly-owned and will be included in our Office Segment.
Assets Held for Sale
     Subsequent to December 31, 2005, one Office Property, Waterside Commons, was classified as held for sale in accordance with SFAS No. 144. The following table indicates the carrying value at December 31, 2005 and 2004 of the major classes of assets of this Office Property.

(in thousands)	2005	2004
Land	$3,650	$3,650
Buildings and improvements	27,032	26,549
Accumulated depreciation	(7,043)	(6,161)
Other assets, net	1,105	1,138

Net investment in real estate	$24,744	$25,176

     On February 17, 2006, we completed the sale of the Waterside Commons Office Property located in the Las Colinas submarket in Dallas, Texas. The sale generated proceeds, net of selling costs, of approximately $24.8 million. We previously recorded an impairment charge of approximately $1.0 million during the year ended December 31, 2005. The proceeds from the sale were used primarily to pay down our credit facility.
Debt Financing
     On January 20, 2006, we entered into a $55.0 million loan with Bank of America N.A., secured by the Fairmont Sonoma Mission Inn. The loan bears interest at 5.40% with an interest-only term until maturity in February 2011. The proceeds were used to pay off the existing $10.0 million Fairmont Sonoma Mission Inn loan and pay down our credit facility.
Mezzanine Investments
     On January 20, 2006, we purchased a $15.0 million mezzanine loan secured by ownership interests in an entity that owns six hotel properties in Florida. The loan bears interest at LIBOR plus 800 basis points with an interest-only term until maturity in January 2009, subject to the right of the borrower to extend the loan pursuant to two one-year extension options.
     In February 2006, we received approximately $50.3 million for the repayment of principal on two of our mezzanine investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
     Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, or the Exchange Act, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
     Internal Control Over Financial Reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, as appropriate, and effected by our employees, including management, the General Partner and our Board of Trust Managers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:
•	pertain to the maintenance of records that accurately and fairly reflect the transactions and dispositions of our assets in reasonable detail;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with the authorization procedures we have established; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.
     Limitations on the Effectiveness of Controls. Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognizes that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operations have been detected.
     These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that our design will succeed in achieving its stated goals under all potential future conditions. Over time, our current controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Scope of the Evaluation. The evaluations by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures and our internal control over financial reporting included a review of procedures and our internal audit, as well as discussions with our Disclosure Committee, independent public accountants and others in our organization, as appropriate. In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The evaluation of our disclosure controls and procedures and our internal control over financial reporting is done on a quarterly basis, so that the conclusions concerning the effectiveness of such controls can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Our internal control over financial reporting is also assessed on an ongoing basis by personnel in our accounting department and by our independent auditors in connection with their audit and review activities.
     The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal control over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information is important both for the evaluation generally and because the Section 302 certifications require that our Chief Executive Officer and our Chief Financial Officer disclose that information to the Audit Committee of Crescent’s Board of Trust Managers and our independent auditors and also require us to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “significant deficiency” is a “control deficiency,” or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.
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
     Changes in Internal Control Over Financial Reporting. We made no changes to our internal controls over financial reporting during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Crescent Real Estate Equities Limited Partnership is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our employees, including management, the General Partner and Crescent’s Board of Trust Managers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
     Based on our assessment, management believes that, as of December 31, 2005, our internal control over financial reporting was effective.
     Ernst & Young LLP, the independent registered public accounting firm who audited the financial statements included in this Annual Report on Form 10-K, have issued an attestation report on management’s assessment of our internal control over financial reporting, which appears on the following page of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Sole Director of Crescent Real Estate Equities, Ltd.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Crescent Real Estate Equities Limited Partnership and subsidiaries (the “Partnership”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crescent Real Estate Equities Limited Partnership and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005, and the financial statement schedules listed in the Index at Item 15(a), and our report dated March 9, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Dallas, Texas
March 9, 2006

Item 9B. Other Information
     Not applicable
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
Item 10. Trust Managers and Executive Officers of the Registrant
     The information this Item requires is incorporated by reference to the Proxy Statement to be filed with the SEC for Crescent’s annual shareholders’ meeting to be held in May 2006.
Item 11. Executive Compensation
     The information this Item requires is incorporated by reference to the Proxy Statement to be filed with the SEC for Crescent’s annual shareholders’ meeting to be held in May 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information this Item requires is incorporated by reference to the Proxy Statement to be filed with the SEC for Crescent’s annual shareholders’ meeting to be held in May 2006.
Item 13. Certain Relationships and Related Transactions
     The information this Item requires is incorporated by reference to the Proxy Statement to be filed with the SEC for Crescent’s annual shareholders’ meeting to be held in May 2006.
Item 14. Principal Accountant Fees and Services
     The information this Item requires is incorporated by reference to the Proxy Statement to be filed with the SEC for Crescent’s annual shareholders’ meeting to be held in May 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Crescent Real Estate Equities Limited Partnership Consolidated Balance Sheets at December 31, 2005 and 2004.

Crescent Real Estate Equities Limited Partnership Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Crescent Real Estate Equities Limited Partnership Consolidated Statements of Partners’ Capital for the years ended December 31, 2005, 2004 and 2003.

Crescent Real Estate Equities Limited Partnership Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Crescent Real Estate Equities Limited Partnership Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules and Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons

Financial Statement Schedules

Schedule III — Crescent Real Estate Equities Limited Partnership Consolidated Real Estate Investments and Accumulated Depreciation at December 31, 2005.

Schedule IV — Crescent Real Estate Equities Limited Partnership Mortgage Loans on Real Estate Investments at December 31, 2005.

All other schedules have been omitted either because they are not applicable or because the required information has been disclosed in the Financial Statements and related notes included in the consolidated statements.

The financial statement schedules and financial statements listed in this Item 15(a)(2) are contained in Item 8. Financial Statements and Supplementary Data.

(a)(3)	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules and Financial Statements of Subsidiaries Not Consolidated and Fifty-Percent-or-Less-Owned Persons

See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2006.

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
(Registrant)

By:	Crescent Real Estate Equities, Ltd.
It’s General Partner

By:	/s/ John C. Goff

John C. Goff
Sole Director and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John C. Goff	Sole Director and Chief Executive	3/14/06

John C. Goff	Officer of Crescent Real Estate Equities, Ltd. (Principal Executive Officer)

/s/ Jerry R. Crenshaw Jr.	Managing Director and Chief Financial	3/14/06

Jerry R. Crenshaw Jr.	Officer of Crescent Real Estate Equities, Ltd. (Principal Accounting and Financial Officer)
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2006.

CRESCENT FINANCE COMPANY (Registrant)
By:	/s/ John C. Goff
John C. Goff
Sole Director and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ John C. Goff	Sole Director and Chief Executive	3/14/06

John C. Goff	Officer of Crescent Finance Company (Principal Executive Officer)

/s/ Jerry R. Crenshaw Jr.	Managing Director and Chief Financial	3/14/06

Jerry R. Crenshaw Jr.	Officer of Crescent Finance Company (Principal Accounting and Financial Officer)

     INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

3.01	Third Amended and Restated Agreement of Limited Partnership of Crescent Real Estate Equities Limited Partnership, dated as of January 2, 2003, as amended (filed as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, (the Company 2005 10-K) of Crescent Real Estate Equities Company (the Company) and incorporated herein by reference)

3.02	Certificate of Incorporation of Crescent Finance Company (filed as Exhibit No. 3.02 to the Registration Statement on Form S-4 (File No. 333-89194) of the Registrants (the Form S-4) and incorporated herein by reference)

3.03	Bylaws of Crescent Finance Company (filed as Exhibit No. 3.03 to the Form S-4 and incorporated herein by reference)

4.01	Restated Declaration of Trust of Crescent Real Estate Equities Company, as amended (filed as Exhibit No. 3.1 to the Company’s Current Report on Form 8-K filed April 25, 2002, and incorporated herein by reference)

4.02	Fourth Amended and Restated Bylaws of Crescent Real Estate Equities Company (filed as Exhibit 3.02 to the Company’s 2005 10-K, incorporated herein by reference)

4.03	Amended and Restated Registration Rights Agreement among the Registrant, Richard E. Rainwater, Darla D. Moore, Courtney E. Rainwater, Matthew J. Rainwater, R. Todd Rainwater, The Richard E. Rainwater Charitable Remainder Unit Trust No. 2 and Rainwater, Inc. (filed as Exhibit No. 4.05 to Amendment No. 1 to the Form S-4 and incorporated herein by reference)

4*	Pursuant to Regulation S-K Item 601 (b) (4) (iii), the Registrants by this filing agree, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrants

10.01	Non-competition Agreement of Richard E. Rainwater, as assigned to the Registrant on May 5, 1994 (filed as Exhibit No. 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, (the Company 1997 10-K) and incorporated herein by reference)

10.02	Non-competition Agreement of John C. Goff, as assigned to the Registrant on May 5, 1994, (filed as Exhibit No. 10.03 to the Company 1997 10-K and incorporated herein by reference)

10.03	Employment Agreement by and between the Registrant, the Company and John C. Goff, dated as of February 19, 2002, (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, (the Company 2002 1Q 10-Q) of the Company and incorporated herein by reference)

10.04	Form of Officers’ and Trust Managers’ Indemnification Agreement as entered into between the Company and each of its executive officers and trust managers (filed as Exhibit No. 10.07 to the Registration Statement on Form S-4 (File No. 333-42293) of the Registrant and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.05*	Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.07 to the Registration Statement on Form S-11 (File No. 33-75188) (the Form S-11) of the Company and incorporated herein by reference)

10.06*	Third Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, of the Company and incorporated herein by reference)

10.07*	Amendment dated as of November 4, 1999, to the Crescent Real Estate Equities Company 1994 Stock Incentive Plan (filed as Exhibit No. 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, (the Company 2000 10-K) of the Company and incorporated herein by reference)

10.08*	Amendment dated as of November 1, 2001, to the Crescent Real Estate Equities Company 1994 Stock Incentive Plan and the Third Amended and Restated 1995 Crescent Real Estate Equities Company Stock Incentive Plan (filed as Exhibit No. 10.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, of the Company and incorporated herein by reference)

10.09*	Second Amended and Restated 1995 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, of the Company and incorporated herein by reference)

10.10*	1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan, as amended (filed as Exhibit No. 10.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, of the Company and incorporated herein by reference)

10.11*	Amendment dated as of November 5, 1999, to the 1996 Crescent Real Estate Equities Limited Partnership Unit Incentive Plan (filed as Exhibit No. 10.13 to the Company 2000 10-K and incorporated herein by reference)

10.12*	Crescent Real Estate Equities, Ltd. Dividend Incentive Unit Plan (filed as Exhibit No. 10.14 to the Company 2000 10-K and incorporated herein by reference)

10.13*	Annual Incentive Compensation Plan for select Employees of Crescent Real Estate Equities, Ltd. (filed as Exhibit No. 10.15 to the Company 2000 10-K and incorporated herein by reference)

10.14*	Form of Registration Rights, Lock-up and Pledge Agreement (filed as Exhibit No. 10.05 to the Form S-11 and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.15	Restricted Stock Agreement by and between the Company and John C. Goff, dated as of February 19, 2002, (filed as Exhibit No. 10.02 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.16	Unit Option Agreement pursuant to the 1996 Plan by and between the Registrant and John C. Goff, dated as of February 19, 2002, (filed as Exhibit No. 10.01 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 of the Company and incorporated herein by reference)

10.17*	Unit Option Agreement by and between the Registrant and John C. Goff, dated as of February 19, 2002, (filed as Exhibit No. 10.04 to the Company 2002 1-Q 10-Q and incorporated herein by reference)

10.18*	Unit Option Agreement by and between the Registrant and Dennis H. Alberts, dated as of February 19, 2002, (filed as Exhibit No. 10.05 to the Company 2002 1-Q 10-Q and incorporated herein by reference)

10.19*	Unit Option Agreement by and between the Registrant and Kenneth S. Moczulski, dated as of February 19, 2002, (filed as Exhibit No. 10.06 to the Company 2002 1-Q 10-Q and incorporated herein by reference)

10.20*	Unit Option Agreement by and between the Registrant and David M. Dean, dated as of February 19, 2002, (filed as Exhibit No. 10.07 to the Company 2002 1Q 10-Q and incorporated herein by reference)

10.21*	Unit Option Agreement by and between the Registrant and Jane E. Mody, dated as of February 19, 2002, (filed as Exhibit No. 10.08 to the Company 2002 1-Q 10-Q and incorporated herein by reference)

10.22*	Unit Option Agreement by and between the Registrant and Jerry R. Crenshaw, Jr., dated as of February 19, 2002, (filed as Exhibit No. 10.09 to the Company 2002 1-Q 10-Q and incorporated herein by reference)

10.23*	Unit Option Agreement by and between the Registrant and Jane B. Page, dated as of February 19, 2002, (filed as Exhibit No. 10.10 to the Company 2002 1-Q 10-Q and incorporated herein by reference)

10.24*	Unit Option Agreement by and between the Registrant and John L. Zogg, Jr., dated as of February 19, 2002, (filed as Exhibit No. 10.11 to the Company 2002 1-Q 10-Q and incorporated herein by reference)

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.25*	Unit Option Agreement by and between the Registrant and Dennis H. Alberts, dated as of March 5, 2001, (filed as Exhibit No. 10.12 to the Company 2002 1-Q 10-Q and incorporated herein by reference)

10.26*	Unit Option Agreement by and between the Registrant and Paul R. Smith, dated as of May 16, 2005 (filed as Exhibit No. 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the Company 2Q 2005 10-Q) and incorporated herein by reference)

10.27*	2004 Crescent Real Estate Equities Limited Partnership Long-Term Incentive Plan (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, (the Company 2004 10-K) and incorporated herein by reference)

10.28*	2005 Crescent Real Estate Equities Limited Partnership Long-Term Incentive Plan (filed as Exhibit 10.02 to the Company 2005 2-Q 10-Q and incorporated herein by reference)

10.29	Revolving Credit Agreement of Crescent Real Estate Funding VIII, L.P., dated February 8, 2005, and Unconditional Guaranty of Payment and Performance of Crescent Real Estate Equities Limited Partnership (filed as Exhibit 10.28 to the Company 2004 10-K and incorporated herein by reference)

10.30	Contribution Agreement effective as of November 10, 2004, relating to the contribution by Crescent Real Estate Funding I, L.P. of The Crescent Office Property to Crescent Big Tex I, L.P. (filed as Exhibit 10.29 to the Company 2004 10-K and incorporated herein by reference)

10.31	Purchase and Sale Agreement effective as of November 10, 2004, relating to the sale by the Registrant of Houston Center Office Property to Crescent Big Tex I, L.P. (filed as Exhibit 10.30 to the Company 2004 10-K and incorporated herein by reference)

10.32	Purchase and Sale Agreement effective as of November 10, 2004, relating to the sale by Crescent Real Estate Funding X, L.P. of Post Oak Central Office Property to Crescent Big Tex I, L.P. (filed as Exhibit 10.31 to the Company 2004 10-K and incorporated herein by reference)

12.01	Statement Regarding Computation of Ratio of Earnings to Fixed Changes (filed herewith)

21.01	List of Subsidiaries (filed as Exhibit No. 21.01 to the Company 2005 10-K and incorporated herein by reference)

23.01	Consent of Ernst & Young LLP (filed herewith)

31.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SCHEDULE III
CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
CONSOLIDATED REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(Dollars in thousands)

			Costs
			Capitalized	Impairment
			Subsequent to	to Carrying	Gross Amount Carried at
	Initial Costs(1)		Acquisition	Value	Close of Period 12/31/05
			Land, Buildings,	Buildings,		Buildings,					Life on Which
			Improvements,	Improvements,		Improvements,					Depreciation in
			Furniture,	Furniture,		Furniture,					Latest Income
		Buildings and	Fixtures and	Fixtures and		Fixtures and		Accumulated	Date of	Acquisition	Statement Is
Description	Land	Improvements	Equipment	Equipment	Land	Equipment	Total (2)	Depreciation	Construction	Date	Computed
The Citadel, Denver, CO	$1,803	$17,259	$2,062	$—	$1,803	$19,321	$21,124	$(13,885)	1987	1987	(3)
Carter Burgess Plaza, Fort Worth, TX	1,375	66,649	27,248	—	1,375	93,897	95,272	(43,784)	1982	1990	(3)
MacArthur Center I & II, Irving, TX	704	17,247	2,199	—	880	19,270	20,150	(6,900)	1982/1986	1993	(3)
125. E. John Carpenter Freeway, Irving, TX	2,200	48,744	9,847	—	2,200	58,591	60,791	(17,943)	1982	1994	(3)
Regency Plaza One, Denver, CO	950	31,797	5,119	—	950	36,916	37,866	(10,366)	1985	1994	(3)
The Avallon, Austin, TX	475	11,207	11,733	—	1,069	22,346	23,415	(5,368)	1986	1994	(3)
Waterside Commons, Irving, TX	3,650	20,135	8,428	(1,047)	3,650	27,516	31,166	(7,422)	1986	1994	(3)
Two Renaissance Square, Phoenix, AZ (4)	—	54,412	(54,412)	—	—	—	—	—	1990	1994	(3)
Denver Marriott City Center, Denver, CO	—	50,364	9,122	—	—	59,486	59,486	(19,116)	1982	1995	(3)
707 17th Street, Denver, CO	—	56,593	19,522	—	—	76,115	76,115	(19,495)	1982	1995	(3)
Spectrum Center, Dallas, TX	2,000	41,096	19,233	—	2,000	60,329	62,329	(15,993)	1983	1995	(3)
Stanford Corporate Centre, Dallas, TX	—	16,493	8,869	(1,200)	—	24,162	24,162	(8,184)	1985	1995	(3)
Barton Oaks Plaza One, Austin, TX (4)	900	8,207	(9,107)	—	—	—	—	—	1986	1995	(3)
The Aberdeen, Dallas, TX	850	25,895	2,084	—	850	27,979	28,829	(6,491)	1986	1995	(3)
Briargate Office and Research Center, Colorado Springs, CO	2,000	18,044	3,571	—	2,000	21,615	23,615	(5,385)	1988	1995	(3)
Park Hyatt Beaver Creek, Avon, CO	10,882	40,789	18,568	—	10,882	59,357	70,239	(18,236)	1989	1995	(3)
Albuquerque Plaza, Albuquerque, NM (4)	—	36,667	(36,667)	—	—	—	—	—	1990	1995	(3)
Sonoma Mission Inn & Spa, Sonoma, CA	10,000	44,922	42,720	—	10,000	87,642	97,642	(16,175)	1927	1996	(3)
Canyon Ranch, Tucson, AZ (5)	10,609	43,038	(53,647)	—	—	—	—	—	1980	1996	(3)
3333 Lee Parkway, Dallas, TX	1,450	13,177	6,522	—	1,468	19,681	21,149	(4,166)	1983	1996	(3)
Greenway I & IA, Richardson, TX	1,701	15,312	2,837	—	1,701	18,149	19,850	(3,976)	1983	1996	(3)
Frost Bank Plaza, Austin, TX	—	36,019	5,080	—	—	41,099	41,099	(9,406)	1984	1996	(3)
301 Congress Avenue, Austin, TX	2,000	41,735	12,389	—	2,000	54,124	56,124	(13,078)	1986	1996	(3)
Chancellor Park, San Diego, CA (4)	8,028	23,430	(31,458)	—	—	—	—	—	1988	1996	(3)
Canyon Ranch, Lenox, MA (5)	4,200	25,218	(29,418)	—	—	—	—	—	1989	1996	(3)
Greenway Plaza Office Portfolio & Hotel, Houston, TX	29,232	184,765	124,710	—	27,228	311,479	338,707	(93,443)	1969-1982	1996	(3)
55 Madison, Denver, CO	1,451	13,253	2,465	—	1,451	15,718	17,169	(4,233)	1982	1997	(3)
44 Cook, Denver, CO	1,451	13,253	3,161	—	1,451	16,414	17,865	(4,447)	1984	1997	(3)
Greenway II, Richardson, TX	1,823	16,421	6,380	—	1,823	22,801	24,624	(4,848)	1985	1997	(3)
Ventana Country Inn, Big Sur, CA	2,782	26,744	7,749	—	2,064	35,211	37,275	(8,589)	1975-1988	1997	(3)
Palisades Central I, Dallas, TX	1,300	11,797	2,357	—	1,300	14,154	15,454	(3,441)	1980/1986	1997	(3)
Palisades Central II, Dallas, TX	2,100	19,176	4,103	—	2,100	23,279	25,379	(5,934)	1980/1986	1997	(3)
Stemmons Place, Dallas, TX	—	37,537	5,520	—	—	43,057	43,057	(10,616)	1980/1986	1997	(3)
The Addison, Dallas, TX	1,990	17,998	2,328	—	1,990	20,326	22,316	(4,644)	1980/1986	1997	(3)
Sonoma Golf Course, Sonoma, CA	14,956	—	20,853	(4,354)	15,936	15,519	31,455	(759)	1929	1998	(3)
Austin Centre, Austin, TX	1,494	36,475	5,220	—	1,494	41,695	43,189	(8,800)	1986	1998	(3)
Omni Austin Hotel, Austin, TX	2,409	56,670	3,612	—	2,409	60,282	62,691	(14,194)	1986	1998	(3)
Datran Center, Miami, FL	—	71,091	10,119	—	—	81,210	81,210	(17,213)	1986-1992	1998	(3)
Avallon Phase II, Austin, TX	1,102	23,401	(11,381)	—	640	12,482	13,122	(1,426)	1997	—	(3)
Plaza Park Garage, Fort Worth, TX	2,032	14,125	613	—	2,032	14,738	16,770	(2,983)	1998	—	(3)
Johns Manville Plaza, Denver, CO	9,128	74,937	3,895	—	9,128	78,832	87,960	(7,125)	1978	2002	(3)
The Colonnade, Coral Gables, FL	2,600	39,557	516	—	2,600	40,073	42,673	(2,678)	1989	2003	(3)
Hughes Center, Las Vegas, NV	29,802	178,705	9,665	—	29,804	188,368	218,172	(12,950)	1986-1999	2003-2004	(3)
Desert Mountain Development Corp.(7)	120,907	60,487	(3,608)	—	103,456	74,330	177,786	(45,599)	—	2002	(3)
Crescent Resort Development, Inc. (7)	367,647	23,357	121,883	—	451,174	61,713	512,887	(8,399)	—	2002	(3)
Mira Vista Development Company (7)	3,059	2,234	1,793	—	2,093	4,993	7,086	(1,631)	—	2003	(3)
Houston Area Development Corporation (7)	2,740	—	(2,216)	—	524	—	524	—	—	2003	(3)
Crescent Plaza Phase I & II, Dallas, TX (7)	10,997	—	34,603	—	11,305	34,295	45,600	—	—	2002	(3)
JPI Multi-family Investment Luxury Apartments, Deedham, MA	17,095	—	23,610	—	40,487	218	40,705	—	—	2004	(3)
Dupont Centre, Irvine, CA	10,000	34,668	1,043	—	10,000	35,711	45,711	(2,047)	1986	2004	(3)
The Alhambra, Miami, FL	5,500	52,276	3,127	—	5,500	55,403	60,903	(2,280)	1961-1987	2004	(3)
Paseo Del Mar, San Diego, CA (6)	21,000	—	26,789	—	21,000	26,789	47,789	—	—	2005	(3)
3883 Hughes Office Development, Las Vegas, NV (6)	3,304	—	7,387	—	3,304	7,387	10,691	—	—	2005	(3)
The Exchange Building, Seattle, WA (6)	7,050	40,442	1,968	—	7,050	42,410	49,460	(1,633)	1929	2005	(3)
One Live Oak, Atlanta, GA	3,380	23,323	1,873	—	3,380	25,196	28,576	(795)	1981	2004	(3)
Fulbright Tower, Houston, TX (9)	5,600	73,187	(78,787)	—	—	—	—	—	1982	2004	(3)
Peakview Tower, Denver, CO	2,724	36,411	1,266	—	2,724	37,677	40,401	(1,542)	2001	2004	(3)
Land held for development or sale, Houston, TX (8)	49,420	—	(30,786)	—	18,634	—	18,634	—	—	—	(3)
Land held for development or sale, Dallas, TX	27,288	—	(9,516)	—	17,772	—	17,772	—	—	—	(3)
Land held for development or sale, Las Vegas, NV	10,000	—	(3,149)	—	6,851	—	6,851	—	—	2004	(3)
Crescent Real Estate Equities L.P.	—	—	22,337	(227)	—	22,110	22,110	(6,896)	—	—	(3)
Other	18,588	11,351	9,299	—	10,150	29,088	39,238	(3,492)	—	—	(3)

Total	$857,728	$1,998,090	$333,245	$(6,828)	$861,682	$2,320,553	$3,182,235	$(528,006)

(1)	Initial costs include purchase price, excluding any purchase price adjustments related to SFAS 141 intangibles, and any costs associated with closing of the Property.

(2)	The aggregate cost for Federal income tax purposes as of December 31, 2005 was approximately $3.3 billion.

(3)	Depreciation of the real estate assets is calculated over the following estimated useful lives using the straight-line method:

Building and improvements 2 to 46 years

Tenant improvements Terms of leases, which approximates the useful life of the asset

Furniture, fixtures, and equipment 2 to 5 years

(4)	This Office Property was sold during the year ended December 31, 2005.

(5)	We contributed this property into a limited partnership in which we retained a 48% equity interest during the year ended December 31, 2005.

(6)	This Office Property was acquired during the year ended December 31, 2005.

(7)	Land and cost capitalized subsequent to acquisition includes property under development and is net of residential development cost of sales.

(8)	We sold 3.01 acres of land located in Houston, TX during the year ended December 31, 2005.

(9)	We contributed this property into a limited partnership in which we retained a 23.85% equity interest during the year ended December 31, 2005.

A summary of combined real estate investments and accumulated depreciation is as follows:

	2005	2004	2003
Real estate investments:
Balance, beginning of year	$3,262,894	$3,862,286	$3,859,552
Acquisitions	192,024	437,359	93,239
Improvements	239,040	154,300	189,661
Dispositions	(510,601)	(1,183,185)	(250,102)
Impairments	(1,122)	(7,866)	(30,064)

Balance, end of year	$3,182,235	$3,262,894	$3,862,286

Accumulated Depreciation:
Balance, beginning of year	$516,205	$697,813	$750,014
Depreciation	116,156	145,210	141,743
Dispositions	(104,355)	(326,818)	(193,944)

Balance, end of year	$528,006	$516,205	$697,813

CRESCENT REAL ESTATE EQUITIES LIMITED PARTNERSHIP
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE INVESTMENTS
DECEMBER 31, 2005
(dollars in thousands)

	Interest Rate	Original		Periodic			Face		Carrying
	at December 31,	Maturity	Loan	Payment	Prior		Amount of		Amount of
Type of Investment	2005	Date	Extensions	Term (1)	Liens		Mortgages		Mortgages (2)
Mezzanine Investments
Los Angeles Office Property	13.62%	2006	Four 6-Months	Interest Only	$236,000		$22,000		$21,943
New York City Office Property (3)	12.05%	2007	N/A	Interest Only	150,000	(4)	17,250		17,154
Orlando Resort (5)	12.00%	2008	N/A	Interest Only	400,000		32,972		33,111	(6)
Los Angeles Office Property (7)	8.87/12.59%	2007	Three 6-Months	Interest Only	180,000	(6)	45,000		44,923
Dallas Office Property	12.87%	2007	Three 1-Year	Interest Only	65,750		12,000		11,969
Three Dallas Office Properties	11.04%	2010	N/A	Principal and Interest (8)	80,000		7,660		7,589
Two Luxury Hotel Properties in California	15.37%	2007	Five 1-Year	Interest Only	250,000		15,000		14,892
Office Portfolio in Southeastern U.S.	11.23%	2007	Three 1-Year	Interest Only	290,000		20,700		20,545

					$1,651,750		$172,582	(9)	$172,126	(9)

(1)	Interest only payments are due monthly, principal is due at maturity except as otherwise noted in footnote (3).

(2)	The carrying amounts approximate the Federal income tax basis. Also, as of December 31, 2005, there were no loans delinquent.

(3)	On February 1, 2006, this loan was repaid in full.

(4)	We share priority with another entity at the same face amount. A total of $34.5 million would need to be collected in order for us to recover our entire face amount.

(5)	On February 24, 2006, this loan was repaid in full.

(6)	Includes $0.1 million of unamortized premium.

(7)	Los Angeles office property includes two mezzanine loans with face amounts of $20.0 million and $25.0 million.

(8)	Interest only payments are due monthly through September 2007. Beginning October 2007, principal payments are due monthly until maturity.

(9)	The following is a summary of changes in the carrying amount of investments for the years ended December 31, 2005 and 2004:

	2005	2004
Balance at beginning of period	$21,877	$—
Additions during period:
Investments in mezzanine loans	150,582	22,000
Cost of acquiring mezzanine investments	402	87
Accretion of unearned revenue	303	16

Deductions during period:
Collection of principal	—	—
Amortization of premium and cost to acquire mezzanine investments	(152)	(6)
Unearned revenue	(886)	(220)

Balance at close of period	$172,126	$21,877